Form 10-K
period 1994-12-31
ARCO CHEMICAL CO
filed 1995-02-28
CIK 819544

                 [LOGO OF ARCO CHEMICAL COMPANY APPEARS HERE]


                            ARCO CHEMICAL COMPANY


                           ANNUAL REPORT ON FORM 10-K

                                      1994

                                     1994

                                   FORM 10-K

                               ----------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 1994

Commission file number 1-9678

                             ARCO CHEMICAL COMPANY
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              51-0104393
    (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

        3801 WEST CHESTER PIKE, NEWTOWN SQUARE, PENNSYLVANIA 19073-2387
            (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)         (ZIP CODE)

Registrant's telephone number, including area code: (610) 359-2000

Securities registered pursuant to Section 12(b) of the Act:

                                                    NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                         ON WHICH REGISTERED
        -------------------                          -------------------
     COMMON STOCK, $1.00 PAR VALUE.                NEW YORK STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X  . No       .
                                                  -----     -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant on February 1, 1995, based on the closing price on the New York Stock Exchange composite tape on that date, was $676,992,390.

Number of shares of Common Stock, $1.00 par value, outstanding at December 31, 1994: 96,085,201.

                      DOCUMENTS INCORPORATED BY REFERENCE

The registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1994 (incorporated by reference under Part III).

                               TABLE OF CONTENTS

                                     PART I

                                                                           PAGE
    ITEM                                                                   ----
  1. and 2. Business and Properties......................................    1
              General Development of Business............................    1
              Industry Segment and Geographic Disclosure.................    1
              Summary Description of Business and Products...............    1
              Sales and Marketing........................................    4
              Joint Ventures and Other Arrangements......................    4
              Research and Development...................................    5
              Raw Materials..............................................    5
              Competition................................................    5
              Properties and Production Facilities.......................    6
              Patents, Trade Names, and Trademarks.......................    7
              Environmental Matters......................................    7
              Human Resources............................................    8
        3.  Legal Proceedings............................................    8
        4.  Submission of Matters to a Vote of Security Holders..........    9

                               ---------------------------

            Executive Officers of the Company............................   10

                                    PART II

        5.  Market for Registrant's Common Stock and Related Stockholder
             Matters.....................................................   12
        6.  Selected Financial Data......................................   13
        7.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................   13
        8.  Financial Statements.........................................   18
        9.  Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure....................................   40

                                    PART III

       10.  Directors and Executive Officers of the Registrant...........   40
       11.  Executive Compensation.......................................   40
       12.  Security Ownership of Certain Beneficial Owners and
             Management..................................................   40
       13.  Certain Relationships and Related Transactions...............   40

                                    PART IV

       14.  Exhibits and Reports on Form 8-K.............................   40

                                      (i)

                                     PART I


ITEMS 1. AND 2.BUSINESS AND PROPERTIES

GENERAL DEVELOPMENT OF BUSINESS

  ARCO Chemical Company (the company) is a Delaware corporation with principal executive offices at 3801 West Chester Pike, Newtown Square, Pennsylvania 19073-2387 (telephone no. 610-359-2000). The company is the successor to certain portions of the ARCO Chemical Division of Atlantic Richfield Company
(ARCO), a Delaware corporation. On June 9, 1987, ARCO transferred substantially all the assets and liabilities of the oxygenates and polystyrenics businesses of the then ARCO Chemical Division to the company in exchange for 80,000,001 shares of common stock. On October 5, 1987, the company completed an initial public offering of 19,550,000 shares of common stock. As of February 17, 1995, ARCO's 80,000,001 shares represented approximately 83.3 percent of the outstanding shares of common stock. See Item 13.

  Prior to October 5, 1987, the company and ARCO entered into a number of agreements for the purpose of defining the ongoing relationship between them. These agreements were developed in connection with the establishment of the company by ARCO, and, therefore, were not the result of arm's-length negotiations between independent parties. For additional information relating to certain continuing relationships between the company and ARCO, including potential conflicts of interest, see Item 13 and Note 3 of Notes to Consolidated Financial Statements.

  In January 1995, the company entered into a long-term arrangement with Rhone-Poulenc for a supply of toluene di-isocyanate (TDI). Adding TDI to the list of products sold by the company complements the company's existing line of polyols products and strengthens its position in the polyurethanes market. Effective January 1, 1995, the company is entitled to the entire TDI output of Rhone-Poulenc's two plants in France, which have a combined annual capacity of approximately 264 million pounds. The company will have responsibility for marketing TDI to customers. See Note 12 of Notes to Consolidated Financial Statements.

INDUSTRY SEGMENT AND GEOGRAPHIC DISCLOSURE

  Reference is made to Note 4 of Notes to Consolidated Financial Statements for disclosure of financial information by geographic location.

SUMMARY DESCRIPTION OF BUSINESS AND PRODUCTS

  The company, including its subsidiaries, is a leading international manufacturer and marketer of intermediate chemicals and specialty products used in a broad range of consumer goods. The company's core product is propylene oxide (PO), which it produces through two distinct process technologies based on indirect oxidation (peroxidation) processes that yield co-products. One process yields tertiary butyl alcohol (TBA) as the co-product; the other process yields styrene monomer (SM) as the co-product. The two technologies are mutually exclusive such that either a dedicated PO/TBA plant or a dedicated PO/SM plant must be built.

  Following is a list of certain of the company's principal products, the forms in which they are sold, and typical end uses.

PRODUCT         FORM                       TYPICAL USES
- -------         ----                       ------------
Propylene oxide PO                         Polyether polyols (polyols), propylene
 (PO)                                       glycols, ethers, and surfactants
                Polyols                    Combined with isocyanates, such as
                                            TDI, for polyurethane applications
                                            such as flexible foam for seat
                                            cushions, bedding and carpet
                                            underlay; and coatings, adhesives,
                                            sealants, and elastomers
                Propylene glycols (PG)     Unsaturated polyester resins; food,
                                            cosmetic, and pharmaceutical
                                            applications; automotive coolants and
                                            aircraft deicers
                Propylene glycol ethers    Coatings and paints, cleaning
                 (PGE) and PGE acetates     compounds, solvents, and inks
                Butanediol,                Engineering resins, fibers, solvents,
                 Tetrahydrofuran (THF) and  resins, coatings and polyurethanes
                 N-Methyl
                 Pyrrolidone (NMP)
Tertiary butyl  Methyl tertiary butyl      Gasoline additives to enhance octane
 alcohol         ether (MTBE)               and reduce emissions
 (TBA)           and Ethyl tertiary butyl
                 ether
                 (ETBE)
                 Gasoline-grade TBA (GTBA) Octane enhancer
Styrene monomer SM                         Acrylonitrile-butadiene-styrene (ABS)
 (SM)                                       resins, polystyrene, expandable
                                            polystyrene, rubber components, and
                                            polyester resins
                DYLITE(R) expandable       Hot and cold drink cups, packaging,
                 polystyrene (EPS)          building and roof insulation, and
                                            flotation devices
                DYLENE(R) polystyrene      Disposable food service applications
                DYLARK(R) engineering      Automotive instrument panel structures
                 resin                      and headliners

 Propylene Oxide and Derivatives

  Propylene oxide is a commodity chemical that the company consumes directly or delivers to the merchant market through processing or sales agreements for further conversion by its customers into derivative products, including polyols for polyurethane applications, propylene glycols and PGEs, and various other chemical products. Sales and other operating revenues for PO and derivatives constituted 48 percent, 46 percent, and 47 percent, respectively, of the company's total 1994, 1993, and 1992 sales and other operating revenues. In the aggregate, the company consumed approximately 52 percent of its PO production in 1994 for production of derivatives. See Item 7 for additional discussion.

  Based on published data, worldwide demand for PO was approximately 7.6 billion pounds in 1994. Approximately 90 percent of that volume was consumed in the manufacture of three derivative families of products: polyols, propylene glycols, and PGEs.

  The largest of the derivative families is polyols, which are used in the manufacture of polyurethanes. Within the polyurethane industry, the largest market for polyols is in flexible foams, which are produced when polyols are reacted with isocyanates, such as TDI. Polyols and isocyanates are also used in coating, adhesive, sealant and elastomer applications.

  Propylene glycols are principally used as an intermediate chemical to produce unsaturated polyester resins. Propylene glycols are essentially nontoxic and are also used in food, cosmetic, and pharmaceutical applications, automotive coolants and aircraft deicers. Propylene glycol ethers and PGE acetates are low-toxicity, high-performance solvents. The PG-based ethers and acetates have a high solvent strength, which permits higher solids content, and are compatible with water-based systems. These two characteristics reduce the need for traditional solvents that have raised worker exposure concerns. Past studies have indicated that these materials generally have safer toxicological profiles than their ethylene oxide-based counterparts.

  Butanediol is an intermediate chemical having diverse applications in engineering resins, elastomers, and solvents. In 1990, the company commercialized acquired technology that produces butanediol from allyl alcohol, a PO derivative.

 Tertiary Butyl Alcohol and Derivatives

  Tertiary butyl alcohol is the major co-product of one of the company's two PO process technologies. The company utilizes most of its TBA to make MTBE, a gasoline blending component that enhances octane and reduces emissions. Worldwide demand for MTBE in 1994 was approximately 305 thousand barrels per day, based on published data. Demand has increased as a result of the U.S. Clean Air Act Amendments of 1990 (the Amendments), various state and local regulations and oxygenate blending programs, and the need for incremental octane in the U.S. and several other countries.

  In the U.S., the Amendments set minimum levels for oxygenates, such as MTBE, in gasoline sold in areas not meeting specified air quality standards. These requirements were implemented in two phases. The first phase, effective in November 1992 for approximately 38 U.S. cities with high levels of carbon monoxide during winter months, affected approximately 25 percent of the U.S. gasoline market during the winter season. The second phase became effective January 1, 1995 on a year-round basis for certain U.S. cities with ozone pollution problems. The first and second phases combined affect approximately 45 percent of the U.S. gasoline market.

  In December 1992, the company commenced limited production of ETBE, an alternative gasoline blending component. ETBE is manufactured from TBA and ethanol and has a lower vapor pressure than MTBE and ethanol. On June 30, 1994, the Environmental Protection Agency (EPA) promulgated regulations under the Clean Air Act requiring that 15 percent in 1995, and 30 percent thereafter, of the oxygenate content in reformulated gasoline be supplied by oxygenates such as ethanol and ETBE derived from renewable feedstocks. In September 1994, the U.S. Court of Appeals for the District of Columbia granted a temporary stay of the EPA regulations. The regulations, if implemented, are not likely to have a significant impact on the company in the near term, but may, in the long term, decrease demand for MTBE and increase demand for other oxygenates derived from renewable feedstocks, including ETBE. Sales and other operating revenues for TBA and derivatives constituted 30 percent, 35 percent, and 36 percent, respectively, of the company's total 1994, 1993 and 1992 sales and other operating revenues. See Item 7 for additional discussion.

 Styrene Monomer and Derivatives

  Styrene is the major co-product of the other of the company's two PO process technologies. Styrene is a large-volume commodity chemical produced and traded worldwide. Based on published data, worldwide demand in 1994 was approximately 34 billion pounds. The major markets include commodity and specialty polymer applications, such as polystyrene, ABS, EPS and polyester resins, as well as various rubber industry uses. The company utilized about 13 percent of its styrene production in 1994 for production of derivatives, principally expandable polystyrene and specialty polymer products (including DYLITE(R) EPS, DYLENE(R) polystyrene, and DYLARK(R) engineering resin) that are used in the packaging, insulation, and automotive industries, and a wide range of consumer goods. The remainder was sold in the U.S. merchant market or in selected export markets, or delivered under processing agreements. SM and derivatives sales and other operating revenues constituted 19 percent, 16 percent, and 14 percent, respectively, of the company's 1994, 1993, and 1992 total sales and other operating revenues. See Item 7 for additional discussion.

  The company's major polystyrenics and specialty polymer products are sold under the company's registered trademarks. The company's largest polystyrenics product, DYLITE(R) EPS, is a resin that is sold to foam molders for three major applications: food service, insulation, and protective packaging. In its various forms, EPS competes with other hydrocarbon-based polymers and products based on natural materials.

  The company does not use CFCs to make EPS. The company, through membership in the American Plastics Council and other organizations, is supporting industry efforts to promote plastics recycling and energy recovery as a part of comprehensive solutions to solid waste disposal. The company has joined with several other companies to form the National Polystyrene Recycling Company
(NPRC), which has built and operates polystyrene recycling plants in the U.S. to promote recycling of polystyrene plastics used for food service and packaging products.

SALES AND MARKETING

  In 1994, most of the company's sales and other operating revenues were derived from sales to, or processing agreements with, unrelated third parties. Over the past three years, no single unrelated third-party customer, or any related party customer, accounted for more than 10 percent of total sales and other operating revenues in any one year.

  Since the early 1970s, the company has followed the practice of entering into multi-year PO processing or sales agreements in an effort to mitigate any adverse impact from competitive factors and economic business cycles on demand for the company's PO. More recently, the company has also entered into a number of multi-year MTBE sales agreements and SM sales and processing agreements.

  The company's sales are made through its own marketing and sales personnel and through distributors and independent agents. The company maintains four sales offices in the United States and sales offices or sales representation in Australia, Austria, Brazil, Canada, China, France, Germany, Hong Kong, Indonesia, Italy, Japan, Mexico, the Philippines, Russia, Singapore, Spain, Taiwan, Thailand, and the United Kingdom.

  The company delivers products through sales agreements, processing agreements, and spot sales. The company also processes customers' feedstocks into PO and SM.

  For information about certain data relating to foreign operations and export sales, see Note 4 of Notes to Consolidated Financial Statements.

JOINT VENTURES AND OTHER ARRANGEMENTS

  In January 1995, the company entered into a long-term arrangement with Rhone-Poulenc for a supply of toluene di-isocyanate (TDI). Effective January 1, 1995, the company is entitled to the entire TDI output of Rhone-Poulenc's two plants in France, which have a combined annual capacity of approximately 264 million pounds. Adding TDI to the list of products sold by the company complements the company's existing line of polyols products and strengthens its position in the polyurethanes market. The company will market Rhone-Poulenc's output of TDI. See Note 12 of Notes to Consolidated Financial Statements.

  The world-scale PO/SM plant at the Channelview, Texas complex that was completed in 1992 is owned by the company together with two equity investors as limited partners. The limited partners each take a substantial portion of the SM output of the plant through long-term processing agreements. The limited partners' SM offtakes are proportionate to their equity interests. Under the terms of the limited partnership agreement, the company sold an additional equity interest to one of the limited partners in 1994. The company retains a majority equity interest in the PO/SM plant.

  The company, through an affiliate, has a 50 percent equity interest in Nihon Oxirane Co., Ltd. (Nihon Oxirane), a joint venture with Sumitomo Chemical Co., Ltd. and Showa Denko K.K. Since 1976, Nihon Oxirane has operated a PO/SM plant in Chiba, Japan.

RESEARCH AND DEVELOPMENT

  The company has its principal research and development facility at Newtown Square, Pennsylvania, a technical center at Villers Saint Paul, France, a technical center in Singapore, and technical facilities in South Charleston, West Virginia.

  The company's research and development expenditures for 1994, 1993, and 1992 were $76 million, $72 million, and $67 million, respectively.

RAW MATERIALS

  The principal hydrocarbon raw materials purchased by the company are propylene, butanes, ethylene, benzene and methanol. The market prices of these raw materials historically have been related to the price of crude oil and its principal refinery derivatives and natural gas liquids. These materials are available in bulk quantities via pipeline or marine vessels. The company's raw material requirements are purchased from numerous suppliers in the United States and Europe, with which the company has established contractual relationships, including Lyondell Petrochemical Company, and in the spot market. The company receives a portion of its methanol requirements under a cost-based supply arrangement with a third party. See Item 13 and Note 3 of Notes to Consolidated Financial Statements.

  The company is a large consumer of isobutane for chemical production. The company has invested in facilities, or entered into processing agreements with unrelated third parties, to convert the widely available commodity normal butane to isobutane. The company is also a large consumer of oxygen for its PO/TBA plants at Bayport, Texas; Rotterdam, the Netherlands; and Fos-sur-Mer, France.

  In order to assure adequate and reliable sources of supply at competitive prices and rates, the company has entered into long-term agreements and other arrangements with suppliers of raw materials, products, industrial gas and other utilities. See Note 12 of Notes to Consolidated Financial Statements.

COMPETITION

  Competition within the company's segment of the chemical industry is significant and depends upon a variety of factors, including quality, product price, reliability of supply, technical support, customer service, and potential substitute materials. Capacity share figures for the company and its competitors, disclosed below, are based on completed production facilities and include the full capacity of on-stream joint-venture facilities. In the case of MTBE, capacity share figures also include full capacity of third-party processors with which the company currently has processing agreements.

  The company's major worldwide PO competitor is Dow Chemical Company (Dow). Dow's operations are based on chlorohydrin technology, and Dow is integrated upstream from chlorine and propylene and downstream into a variety of PO derivatives. Texaco Chemical Company has completed construction of a PO/MTBE plant in Texas, which is presently in the initial phase of operation. Shell has announced the construction of a PO/SM plant in Singapore, which is scheduled for completion in 1997. Several other companies have been attempting to develop a commercial PO process, and additional PO plants may eventually be built by competitors. Based on published data relating to the PO market, the company believes that it has 38 percent and Dow has 31 percent of the total worldwide capacity for PO. No other producer is believed to have more than 5 percent of worldwide PO capacity.

  The company competes with many polyols producers worldwide, including Dow and Bayer AG. Based on published data, Dow is believed to have 25 percent of worldwide polyols capacity while the company is believed to have 15 percent and Bayer AG is believed to have 10 percent. No other polyols producer is believed to have more than 7 percent of worldwide polyols capacity. In the majority of flexible foam applications, such as furniture, bedding and automotive seating, there is some competition for polyols from substitute materials.

  In January 1995, the company entered into a long-term arrangement for a supply of TDI, an isocyanate, which is reacted with polyols to produce flexible foams. The supply of TDI will enable the company to compete more effectively with other suppliers who offer both polyols and TDI to customers.

  The company competes with many MTBE producers worldwide; the most significant are Ibn Zahr (a joint venture 70 percent owned by Saudi Basic Industries Corp.), and Texas Petrochemicals Company. Based on published data, the company believes that it has 17 percent of the total worldwide capacity for MTBE while Ibn Zahr is believed to have 6 percent and Texas Petrochemicals Company is believed to have 5 percent. No other producer is believed to have more than 4 percent of worldwide MTBE capacity. The company expects the rate of MTBE capacity expansion by competitors to decline. MTBE may face increased competition from substitute products such as ethanol.

  The company competes with several SM producers worldwide; among them are Dow and Shell. Based on published data, Dow and Shell are each believed to have 10 percent of total worldwide SM capacity while the company is believed to have 8 percent. No other producer is believed to have more than 5 percent of worldwide SM capacity.

  There can be no assurance that the company will not face additional competition in the future.

PROPERTIES AND PRODUCTION FACILITIES

  The company's corporate and executive headquarters and its principal research operations are located at Newtown Square, Pennsylvania. The company leases the Newtown Square property from ARCO. See Item 13. The company's European headquarters are located in leased facilities in Maidenhead, England, and the company's Asia Pacific headquarters are located in leased facilities in Hong Kong.

  Depending on location and market needs, the company's production facilities can receive primary raw materials by pipeline, rail car, truck, barge, or ship and can deliver finished products by pipeline, rail car, truck, barge, isotank, or ship. The company charters ships and owns or charters barges, leases isotanks and owns or leases rail cars for the dedicated movement of interplant products, products to customers or terminals, or raw materials to plants, as necessary. The company leases liquid bulk storage and warehouse facilities at terminals in the Americas, in Europe, and in the Asia Pacific region. In the Rotterdam outer harbor area, the company operates an on-site butane storage tank, propylene spheres, pipeline connections, and a jetty that accommodates deep-draft vessels.

  The following table shows the company's worldwide production capacity (in millions of pounds per year, except where otherwise noted) for PO, TBA, SM and certain key derivatives:

                                     REGIONS
                          ------------------------------
                                           ASIA
   PRODUCT                AMERICAS EUROPE PACIFIC TOTAL
   -------                -------- ------ ------- ------
   PO                       2,315     980   310    3,605
   Polyols                    655     465   130    1,250
   PG                         520     340    --      860
   PGE                        110      --    --      110
   Butanediol                  75      --    --       75
   TBA                      2,870   2,395    --    5,265
   MTBE--Bbls/day          30,000  28,500    --   58,500
   SM                       2,525      --   740    3,265
   DYLITE (R)/DYLENE (R)      445      --    --      445
   DYLARK (R)                  70      --    --       70

  Capacities shown are the production capacities that the company believes could be obtained, as of December 31, 1994, based upon plant design and subject to certain on-stream factors, product mix, and other variable factors. Capacities shown include the full capacity of on-stream joint-venture facilities. Plants can and have exceeded these capacities for extended periods of time.

  In the United States, the company produces PO, TBA, PG, and PGE at the Bayport, Texas plants and PO, SM, MTBE, polyols, and butanediol at the Channelview, Texas plants. Polyols are also produced at the company's plants in South Charleston and Institute, West Virginia, which are situated on leased land. The company's polystyrenics plants are located in Monaca, Pennsylvania and Painesville, Ohio.

  In Europe, the company produces PO, TBA, MTBE, and PG at plants located in Rotterdam, the Netherlands and Fos-sur-Mer, France. In addition, polyols are produced at plants located in Rieme, Belgium and Fos-sur-Mer, France. The company has completed construction of a PGE plant with an expected annual rated capacity of 154 million pounds at its Rotterdam facility. The company brought the facility on-stream in February 1995.

  In the Asia Pacific region, the company's PO/SM plant, owned by Nihon Oxirane, is located in Chiba, Japan. Polyols plants are located in Kaohsiung, Taiwan and Anyer, West Java, Indonesia. The Anyer plant is owned by P.T. ARCO Chemical Indonesia, an Indonesian joint venture with P.T.Gema Supra Abadi in which the company, through a subsidiary, has a majority interest.

  The company also contracts for the manufacture of certain of its products, from time to time, at third party facilities under processing and supply agreements. Major agreements include contracts with producers located in both Channelview and Corpus Christi, Texas under which the company has secured additional MTBE capacity totaling 20,000 bbls/day. The production facility at Corpus Christi, Texas has capability for either MTBE or ETBE production. In January 1995, the company entered into long-term supply agreements with Rhone-Poulenc for TDI. These agreements entitle the company to all of the TDI output of the supplier's two plants in France with a combined capacity of approximately 264 million pounds per year.

PATENTS, TRADE NAMES, AND TRADEMARKS

  ARCO has granted the company a license to use "ARCO" in its name and the ARCO spark design as a logo. This license by ARCO has been granted on a royalty-free basis, which is consistent with ARCO's practice of licensing its name and design to its subsidiaries and affiliates. The company owns or has licensed from ARCO various domestic and foreign trademarks.

  The company possesses a body of technical know-how, trade secrets, and United States and foreign patents relating to its products, processes and the design and operation of its plants, all of which are valuable to the company. The company does not believe that the loss of any individual patent or trade secret would have a material adverse effect on its business. The basic patents relating to the company's PO, TBA, and SM process technologies, however, have expired.

ENVIRONMENTAL MATTERS

  The company (together with the industry in which it operates) is subject to federal, state, local, and foreign environmental laws and regulations concerning emissions to the air, discharges to surface and subsurface waters, and the generation, handling, storage, transportation, treatment, and disposal of waste materials. The company and the industry are also subject to other federal, state, local, and foreign environmental laws and regulations, including those that require the company to remove or mitigate the effects of the disposal or release of certain chemical substances at various sites. It is impossible to predict precisely what effect these laws and regulations will have on the company in the future. Compliance with environmental laws and regulations could result in significant capital expenditure requirements as well as other costs and liabilities. Management believes, based upon its past experience and best assessment of future events, that these environmental liabilities and costs will be determined and incurred over an extended period of time, allowing the company to fund such liabilities and costs through its operating cash flow, and, therefore, that their impact would not be material in relation to the company's consolidated financial position as of December 31, 1994. Depending on the amounts of future operating results, the environmental liabilities to be recorded in a given annual or quarterly period may, potentially, result in charges that are material to the results of operations for that period. See
Item 3, "Legal Proceedings" and Note 12 of Notes to Consolidated Financial Statements.

  It is the company's policy to comply with all environmental laws and regulations. In some cases, compliance can be achieved only by capital expenditures. For the past three years, the company's annual environmental-related capital expenditures have ranged from $29 million to $46 million at existing facilities. For the years 1995 and 1996, the company anticipates environmental-related capital expenditures to range from $40 million to $45 million annually. These figures do not include any environmental-related capital expenditures associated with construction of new facilities. Environmental related-capital expenditures include the cost of projects to reduce and/or eliminate pollution and contamination in the future and the cost of modifications to the company's manufacturing facilities necessary to comply with environmental laws and regulations. For the past three years, the company's charges for estimated future expenses for the remediation of previously contaminated properties either required or likely to be required in the foreseeable future by government or third parties have averaged approximately $10 million per year. The company's operating expenses also include ongoing costs of controlling or disposing of pollutants. For 1994, the company estimates that its operating expenses related to these ongoing costs were approximately $45 million.

HUMAN RESOURCES

  At December 31, 1994, the company employed approximately 4,600 people (exclusive of employees of unconsolidated joint ventures), of whom approximately 170 were classified as temporary employees. The company believes its relationships with its employees are satisfactory. Approximately 23 percent of the company's domestic employees are represented by local or national unions. The company announced a corporate restructuring in November 1994 to reorganize its work force on a global basis. In connection with the restructuring, approximately 130 people will be leaving the company. See Note 21 of Notes to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

ENVIRONMENTAL MATTERS AND RELATED LITIGATION

  The company has completed a remedial investigation/feasibility study at the French Ltd. Site (Texas) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and the Superfund Amendments and Reauthorization Act of 1986. As a result of that study, the U.S. Environmental Protection Agency (EPA) determined that bioremediation was the appropriate remedy. ARCO and the company reached a settlement with the other potentially responsible parties as to allocation of clean-up costs. A consent decree in this regard was entered with the United States District Court for the Eastern District of Texas. The selected remedy has been substantially implemented. The company believes that the maximum remaining aggregate cost for the potentially responsible parties to implement this remedy will be less than $10 million. The company's allocated share of clean-up costs for this site is approximately 33 percent.

  The company has been a named defendant in a number of lawsuits brought by several thousand plaintiffs relating to the French Ltd. Site. These suits generally have alleged personal injury and/or property damage caused by chemical waste allegedly sent to the site by the company and other defendants. The company has resolved the majority of these lawsuits.

  In December 1993, the EPA issued a Unilateral Administrative Order (the Order) to the company and other potentially responsible parties requiring implementation of a remedial design/remedial action for the Turtle Bayou, Texas CERCLA Site. The company has raised certain legal defenses against the enforcement of the Order. Without waiving any of its defenses against the Order, the company has reached an agreement in principle with certain other potentially responsible parties to proceed with certain work at the site. In January 1994, the EPA filed a complaint in the United States District Court for the Eastern District of Texas seeking recovery of costs of removal and/or remedial action allegedly incurred or to be incurred by the federal government. On November 28, 1994, the company reached an agreement in principle with the EPA to settle the cost recovery lawsuit. The company and ARCO have agreed (i) to pay $1.1 million in reimbursement of past costs incurred by the federal government and (ii) to perform remedial activities with respect to a portion of the site. Site remediation is expected to take at least five years. The parties are negotiating the terms of a consent decree to embody the settlement.

  The company is currently involved in administrative proceedings or lawsuits relating to seven other CERCLA sites and may in the future be involved in additional environmental assessments and clean-ups under these laws. The future costs in connection with such matters are indeterminable due to such factors as the unknown magnitude of clean-up costs, the unknown timing and extent of the remedial actions which may be required and the determination of the company's liability in proportion to the liability and financial resources of the other potentially responsible parties.

  The company discovered that certain organic waste material is situated in the soil and ground water at portions of its Monaca, Pennsylvania (Beaver Valley) plant. The company commenced a feasibility study to determine the technology required to remedy the conditions at the plant. In 1994, the company entered into a Consent Order and Agreement (the "Consent Agreement") with the Pennsylvania Department of Environmental Resources ("PADER") pursuant to which the company and PADER agreed upon a work plan for testing and remedial process design with regard to the conditions at the plant. Under the terms of the Consent Agreement, the company paid civil penalties totalling $363,000 in 1994 (which included $300,000 agreed upon by the company and PADER in 1988 and previously disclosed and civil penalties assessed for 1994 in connection with plant conditions). In addition, the company must pay a penalty of $63,000 each year until the commencement of active remediation at the plant, after which the amount of such annual penalty shall be reduced based on the extent of remediation commenced at the plant. The company has signed an agreement with Beazer East, Inc., the successor to Koppers Inc. (the previous owner of the Beaver Valley plant), whereby Beazer East, Inc. agreed to pay for approximately 50 percent of the cost of the remediation.

  In addition to the matters reported herein, from time to time the company and its subsidiaries become aware of compliance matters relating to, or receive notices from federal, state or local governmental entities of alleged violations of, environmental, health and/or safety laws and regulations pertaining to, among other things, the disposal or discharge of chemical substances (including hazardous wastes). In some instances, these matters may become the subject of administrative proceedings or lawsuits and may involve monetary sanctions of $100,000 or more (exclusive of interest and costs). See Items 1 and 2, "Business and Properties--Environmental Matters" and Note 12 of Notes to Consolidated Financial Statements.

OTHER LITIGATION

  In addition, the company and its subsidiaries are involved in a number of lawsuits, all of which have arisen in the ordinary course of the company's business.

  The company is unable to predict the outcome of the foregoing matters, but does not believe that the ultimate resolution of such matters will have a material adverse effect on the consolidated financial statements of the company.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the fourth quarter of 1994.

                       EXECUTIVE OFFICERS OF THE COMPANY

  Set forth below are the executive officers of the company as of February 1, 1995.

  NAME, AGE, AND PRESENT                    BUSINESS EXPERIENCE DURING PAST
 POSITION WITH THE COMPANY             FIVE YEARS AND PERIOD SERVED AS OFFICER(A)
 -------------------------             ------------------------------------------
 Alan R. Hirsig, 55          Mr. Hirsig was elected President and Chief Executive Officer
  President, Chief            on January 1, 1991. He was elected an officer of the company
  Executive Officer, and      on June 22, 1987 and a Director of the company on November
  Director                    14, 1989. Previously, Mr. Hirsig was President of the
                              company's European operations from July 1984 to December 1990 and a Senior Vice President of the company from July 1988 to
                              December 1990.

 Morris Gelb, 48             Mr. Gelb was elected an officer of the company on June 22,
  Vice President,             1987. He assumed his current position in September 1991. Pre-
  Environmental,              viously, he was Vice President, Research and Engineering from
  Engineering and             September 1986 to September 1991.
  Manufacturing Programs

 Michael G. Griffith, 53     Mr. Griffith was elected an officer of the company on May 9,
  Vice President, Research    1990. He assumed his current position on that date. Prior to
  and Development             joining the company, he was Vice President, Technology of Ow-
                              ens-Corning Fiberglas Corp. (building products and reinforce-
                              ments) from January 1989 to May 1990 and Vice President, Re-
                              search and Development of Owens-Corning Fiberglas Corp. from
                              1983 to January 1989.

 Robert J. Millstone, 51     Mr. Millstone was elected Vice President and General Counsel
  Vice President, General     of the company, effective January 1, 1995. Previously, he was
  Counsel, and Secretary      Associate General Counsel from January 1989 to December 1994.
                              He has been Secretary of the company since October 1990.

 Jack E. Oppasser, 54        Mr. Oppasser was elected an officer of the company on June 22,
  Senior Vice President       1987 and a Director of the company on July 10, 1991. He has
  and Director                been a Senior Vice President of the company since January
                              1991. He was President of the company's European operations from January 1991 through December 1994. Previously, Mr.
                              Oppasser was Vice President, Worldwide Business Management
                              from November 1989 to December 1990 and Vice President, Sales
                              and Marketing from August 1988 to November 1989.

 Marvin O. Schlanger, 46     Mr. Schlanger was elected an officer of the company on Septem-
  Executive Vice              ber 1, 1987 and a Director of the company on November 14,
  President, Chief            1989. He assumed his current position in November 1994. Pre-
  Operating Officer, and      viously, he was Senior Vice President of the company and
  Director                    President of ARCO Chemical Americas Company from August 1992 to November 1994, Senior Vice President and Chief Financial
                              Officer from October 1989 to August 1992 and Vice President,
                              Worldwide Business Management from September 1988 to Septem-
                              ber 1989.

  NAME, AGE, AND PRESENT                    BUSINESS EXPERIENCE DURING PAST
 POSITION WITH THE COMPANY             FIVE YEARS AND PERIOD SERVED AS OFFICER(A)
 -------------------------             ------------------------------------------
 John A. Shaw, 46            Mr. Shaw was elected an officer of the company on May 13,
  Vice President and          1993. He assumed his current position in January 1995. Previ-
  Controller                  ously, he was Vice President and Treasurer of ARCO Chemical
                              Company from July 1993 to January 1995 and Vice President,
                              Planning and Control of the company's European operations
                              from July 1987 to July 1993.

 Walter J. Tusinski, 47      Mr. Tusinski was elected an officer and a Director of the com-
  Senior Vice President,      pany on September 1, 1992. He assumed his current position on
  Chief Financial Officer,    that date. Previously, he served as Vice President, New Busi-
  and Director                ness Ventures of ARCO International Oil and Gas Company from
                              September 1990 to August 1992 and Vice President, Planning
                              and Control of ARCO Products Company from October 1986 to Au-
                              gust 1990.

 Francis W. Welsh, 51        Mr. Welsh was elected an officer of the company on June 22,
  Vice President, Human       1987. He has held his current position since August 1983.
  Resources                   Previously, he was Manager of Compensation and Manager of
                              Personnel Resources and Development, Corporate Employee Rela-
                              tions of ARCO from September 1980 to May 1983.

- --------
(a) The By-Laws of the company provide that each officer shall hold office until his successor is elected or appointed and qualified, or until his death or resignation, or his removal by the Board of Directors.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

  The common stock is listed on the New York Stock Exchange. The reported high and low sales prices of the common stock on the New York Stock Exchange (New York Stock Exchange Composite Tape) from January 1, 1993 through February 17, 1995, inclusive, were:

     PERIOD                                                         HIGH   LOW
     ------                                                         ----   ---
     1993
       First Quarter.............................................. 45     39 1/4
       Second Quarter............................................. 47 1/4 40 3/4
       Third Quarter.............................................. 44 1/8 39 7/8
       Fourth Quarter............................................. 44 3/8 40 1/2
     1994
       First Quarter.............................................. 50 1/2 43 1/8
       Second Quarter............................................. 48 5/8 43 1/4
       Third Quarter.............................................. 51     44 3/8
       Fourth Quarter............................................. 49 7/8 43 5/8
     1995
       First Quarter (through February 17)........................ 45     41 1/4

  On February 17, 1995, the closing price of the common stock was $42 1/4.

  As of December 31, 1994, the number of holders of record of common stock of the company was 1,634.

  The company has paid quarterly cash dividends as follows:

                                 1ST QUARTER 2ND QUARTER 3RD QUARTER 4TH QUARTER
                                 ----------- ----------- ----------- -----------
1993............................   $0.625      $0.625      $0.625      $0.625
1994............................   $0.625      $0.625      $0.625      $0.625
1995............................   $0.625*

- --------
* On January 26, 1995, a dividend of $0.625 per share was declared on the common stock, payable on March 3, 1995 to stockholders of record on February 17, 1995.

  The current quarterly dividend rate for the common stock is $0.625 per share. The declaration and payment of future dividends and the amount thereof will be dependent on the company's results of operations, financial condition, cash requirements, and future prospects as well as on other factors deemed relevant by the Board of Directors. It is the current intention of the company to declare and pay quarterly cash dividends on its common stock.

ITEM 6.  SELECTED FINANCIAL DATA

  The following table sets forth selected financial information for the company:

                                             YEAR ENDED DECEMBER 31,
                                   --------------------------------------------
                                     1994     1993     1992     1991     1990
                                   -------- -------- -------- -------- --------
                                   (MILLIONS OF DOLLARS, EXCEPT PER SHARE DATA)
Sales and other operating reve-
 nues.............................   $3,423   $3,192 $  3,100   $2,837   $2,830
Costs and other operating ex-
 penses...........................    2,586    2,453    2,343    2,283    2,129
Income before changes in account-
 ing principles...................      269      214      197      188      308
Net income(1)(2)..................      269      214      195      188      351
Total assets......................    3,737    3,502    3,599    3,676    3,739
Long-term debt, including current
 portion..........................      913      905    1,102    1,173    1,220
Dividends per common share........     2.50     2.50     2.50     2.50     2.50
Earnings per share before changes
 in accounting principles.........     2.80     2.23     2.05     1.96     3.21
Earnings per share(1)(2)..........     2.80     2.23     2.03     1.96     3.66

- --------
(1) Net income in 1992 includes a charge of $2 million, or $.02 per share, for the net cumulative effect of changes in accounting principles, and a $56 million charge, or $.58 per share, related to the divestiture of a joint venture in Korea.
(2) The 1990 impact on net income from the cumulative effect of the change in accounting for income taxes was $43 million or $.45 per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  This discussion should be read in connection with the information contained in the Consolidated Financial Statements and the Notes thereto.

PRODUCT VOLUMES

  Sales and processing volumes of the company's key product, propylene oxide
(PO), its two co-products, tertiary butyl alcohol (TBA) and styrene monomer
(SM), and their derivatives are set forth in the following table for the periods indicated. Methyl tertiary butyl ether (MTBE) is a key derivative of TBA used in oxygenated fuels and as an octane enhancer.

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                               -----------------
                                                               1994  1993  1992
                                                               ----- ----- -----
                                                                  (MILLIONS)
PO and derivatives (pounds)................................... 3,699 3,356 3,055
TBA and derivatives (gallons)................................. 1,004 1,164 1,092
SM and derivatives (pounds)................................... 2,496 2,084 1,434

Production levels of co-products are based upon the market economics of the co-products as well as the demand for PO. The company manufactures and markets its products in three major world regions: the Americas, Europe and Asia Pacific.

RESULTS OF OPERATIONS

 Net Income

  Net income for 1994 was $269 million, or $2.80 per share, compared with $214 million, or $2.23 per share, in 1993 and $195 million, or $2.03 per share, in 1992. Net income for these years included nonrecurring items, on an after-tax basis, as follows: a $19 million corporate restructuring charge and a $12 million benefit from insurance proceeds in 1994; a $10 million loss on early debt retirement and the benefit of a low effective income tax rate in 1993; and a $56 million charge from the divestiture of a Korean joint venture in 1992.

  Net income in 1994 increased over 1993 primarily due to higher PO and derivatives volumes and higher SM margins and volumes, partly offset by the effects of a weaker MTBE market. The 1994 period also benefitted from lower interest expense. Net income, excluding nonrecurring items, decreased in 1993 versus 1992 as lower European MTBE margins, lower overall PO and derivative margins and higher fixed costs more than offset the benefit from increased sales and processing volumes.

 Revenues and Gross Profit

  Sales and other operating revenues were $3,423 million in 1994, $3,192 million in 1993 and $3,100 million in 1992. Revenues increased seven percent in 1994 versus 1993 with the majority of the increase attributable to higher average sales prices. Revenues also benefitted from higher volumes for PO and SM and their derivatives, partly offset by lower MTBE volumes. Revenues increased three percent in 1993 over 1992 as the benefit from higher 1993 sales and processing volumes more than offset lower 1993 sales prices. The decrease in prices was primarily due to the weak European economy, including the weak premium gasoline market and the negative effect of a stronger U.S. dollar on European sales.

  Gross profit increased $98 million to $837 million in 1994 from $739 million in 1993. The 1994 gross profit improvement primarily resulted from higher volumes for PO and derivatives and higher margins and volumes for SM. These improvements were partly offset by the impact of lower U.S. MTBE volumes. Plant turnaround expenses in 1994, which included two major planned turnarounds, were comparable to 1993, which included three planned turnarounds.

  Gross profit of $739 million in 1993 decreased $18 million from $757 million in 1992. In addition to lower 1993 European MTBE margins, 1993 gross profit was reduced by higher plant fixed costs, primarily due to a full year of operation of the new PO/SM II plant and higher maintenance expense, including a $22 million increase resulting from turnarounds at three plants. Benefits from higher 1993 sales volumes substantially offset these negative impacts.

 PO and Derivatives

  PO and derivatives volumes in 1994 increased 10 percent versus 1993 due to the strong U.S. economy, increased market penetration by propylene glycol-based deicers and coolants, and the recovering economy in Europe. All three regions showed volume improvement over 1993. Overall, PO and derivatives margins in 1994 increased slightly compared to 1993.

  PO and derivatives volumes in 1993 increased 10 percent versus 1992 principally due to improvement in the domestic economy, although all three regions showed volume improvement, particularly in derivatives. PO and derivatives margins decreased in 1993 compared to 1992. The combined effects of lower margins associated with new product introductions and a weaker European economy offset margin increases resulting from the ongoing improvement in the domestic economy.

 TBA and Derivatives

  TBA and derivatives sales volumes decreased 14 percent in 1994 versus 1993 primarily due to lower U.S. MTBE volumes. The U.S. MTBE volumes reflected lower contractual sales volumes and flat demand for MTBE as an oxygenate coupled with increased worldwide capacity. In addition, demand for MTBE in world octane markets was negatively affected by its higher price. Overall, TBA and derivatives margins increased moderately in 1994 versus 1993. MTBE margin improvements in the U.S., resulting from higher U.S. MTBE prices, were substantially offset by European margin declines attributable to rising methanol costs and a weak octane market.

  TBA and derivatives sales volumes increased seven percent in 1993 versus 1992 primarily due to higher contractual MTBE sales volumes. TBA and derivatives margins in 1993 declined versus 1992 as margin improvements in the U.S. were more than offset by the declines in Europe. Margins improved in the U.S. as more volume was sold under long-term contracts. The lower margins in Europe reflected continuing weakness in octane demand and gasoline prices in 1993.

  On June 30, 1994, the Environmental Protection Agency (EPA) promulgated regulations under the Clean Air Act requiring that 15 percent in 1995, and 30 percent thereafter, of the oxygenate content in reformulated gasoline be supplied by oxygenates such as ethanol and ethyl tertiary butyl ether (ETBE), which are derived from renewable feedstocks. ETBE uses ethanol as a feedstock. In September, 1994, the U.S. Court of Appeals for the District of Columbia granted a temporary stay of the EPA regulations. The regulations, if implemented, may, in the long term, decrease demand for MTBE and increase demand for other oxygenates derived from renewable feedstocks, including ETBE. The company is capable of producing both MTBE and ETBE.

 SM and Derivatives

  SM and derivatives margins improved in 1994 versus 1993 due to higher average SM prices attributable to increased worldwide demand and a series of planned and unplanned outages at producers' plants. SM and derivatives sales and processing volumes in 1994 increased 20 percent over 1993 primarily due to higher SM export sales, reflecting the increased worldwide demand, and higher SM contractual offtakes by the limited partners in the PO/SM II plant.

  SM and derivatives volumes in 1993 increased 45 percent over 1992 due to higher SM contractual offtakes by the limited partners in the PO/SM II plant, higher SM exports to customers in Asia Pacific markets and increased domestic demand. SM and derivatives margins, up slightly from 1992, remained low in 1993 as a result of excess industry supply.

 Other

  In the fourth quarter 1994, management adopted a corporate restructuring plan which will reorganize the company's work force on a global basis to better match the increasingly global nature of the marketplace. Under the new organization, each key product line will have worldwide, rather than regional, profit responsibility. The restructuring should increase future operational efficiency and will result in approximately 130 people leaving the company. The restructuring will be substantially completed during 1995. The plan resulted in a pretax charge of $30 million, primarily for costs associated with personnel reductions. Approximately one half of the charge will be paid out within one year, primarily for severance benefits. The remainder represents enhanced retirement and postretirement benefits, which will be paid out over a longer period of time.

  Interest expense was $85 million in 1994, $105 million in 1993 and $79 million in 1992. Interest expense declined in 1994 from 1993 due to lower debt levels and lower interest rates on certain bank borrowings. In 1992, $37 million of interest related to the construction of the PO/SM II plant was capitalized whereas capitalized interest was negligible in 1994 and 1993.

  Other income (expense), net, was $26 million in 1994, $(9) million in 1993 and was negligible in 1992. Other income (expense), net in 1994 included an $18 million pretax benefit from an insurance settlement related to the 1990 Channelview plant incident. The decrease in 1993 reflects a pretax loss of $13 million on early retirement of debt.

  The company's effective income tax rate was 35.3 percent in 1994, 31.2 percent in 1993, and 38.8 percent in 1992. The 1994 rate increased versus 1993, which benefitted from the recognition of foreign deferred tax assets. The 1992 rate was higher due to the charge related to the divestiture of a Korean joint venture, which did not generate a tax benefit in 1992.

FINANCIAL CONDITION

 Liquidity and Capital Resources

  As of December 31, 1994, the company had $144 million in cash and cash equivalents compared with $42 million at December 31, 1993.

  The Consolidated Statement of Cash Flows for the year ended December 31, 1994 shows that net cash flows provided by operating activities were $565 million, whereas net cash flows used by investment and financing activities were $176 million and $288 million, respectively.

  Investment activities in 1994 included expenditures for plant and equipment of $186 million, which was comparable to the $181 million spent in 1993. A significant portion of the 1994 and 1993 capital programs were devoted to environmental, health and safety projects as well as PO derivative capacity expansions at existing facilities. The company's 1995 spending budget for plant and equipment is $195 million.

  In January 1995, the company entered into a long-term arrangement with Rhone-Poulenc (RP) for a supply of toluene di-isocyanate (TDI). Adding TDI to the list of products sold by the company complements the company's existing line of polyols products and strengthens the company's position in the polyurethanes market. Effective January 1, 1995, the company is entitled to the entire TDI output of RP's two plants in France, which have a combined annual capacity of approximately 264 million pounds. The company made an initial payment of $80 million at closing for capacity reservation fees, related inventory and other rights and costs. The company is obligated to pay additional capacity reservation fees and purchase minimum quantities of TDI for periods of up to 15 years. The company's projected TDI sales volumes exceed the minimum purchase quantities, and the company expects to fund the obligations under this arrangement through cash flows from increased sales revenues.

  The company paid dividends totalling $240 million in 1994, including a $.625 per share dividend, totalling $60 million, during the quarter ended December 31, 1994. On January 26, 1995, the Board of Directors declared a dividend of $.625 per share on the company's common stock, payable March 3, 1995.

  The company maintains a credit agreement under which it can borrow amounts of up to $300 million. At December 31, 1994, the company had no outstanding borrowings against the credit agreement, which is used to back up the company's commercial paper borrowing.

  It is expected that future cash requirements for capital expenditures, dividends and debt repayments will be met by cash generated from operating activities and additional borrowing.

 Effects of Inflation

  Based on the age of the company's fixed assets, it is estimated that the replacement cost of those assets is greater than the historical cost reflected in the company's financial statements. Accordingly, the company's depreciation and amortization expense for the three years ended December 31, 1994, would be greater if the expense were stated on a current cost basis.

 Risk Management

  The company uses financial derivative instruments to reduce certain types of financial risk. Use of derivatives is limited to simple, non-leveraged instruments placed with major financial institutions whose creditworthiness is monitored. Company policy provides restrictions on concentrating credit risk in any one institution. Hedging strategies and transactions are reviewed and approved by management before being implemented. Monthly market valuations and quarterly sensitivity analyses are performed to monitor the effectiveness of the company's risk management program.

  To minimize the effects of foreign currency rate and interest rate fluctuations, the company enters into the following activities using financial derivative instruments: (1) foreign currency forward contracts, option contracts and swap contracts to reduce the risk of foreign currency fluctuations on future cash flows, and, to a lesser extent, (2) interest rate swaps to minimize the impact of fluctuating interest rates on the company's outstanding floating rate debt.

 Feedstock Costs

  See "Raw Materials" included in Items 1 and 2.

 Environmental

  The company is subject to federal, state, local, and foreign environmental laws and regulations that require the company to remove or mitigate the effect on the environment of the disposal or release of certain chemical substances at various sites. The company is currently participating in environmental assessments, remedial investigations/feasibility studies (RI/FS), and remediation at a number of sites under these laws and regulations and may in the future be involved in additional environmental assessments and cleanups. The company continues to estimate the amount of these costs in periodically establishing reserves based on progress made in determining the magnitude, method and timing of remedial actions required by governmental authorities and the amount of the company's liability in proportion to the liability and financial resources of the other responsible parties.

  The company's reserve takes into consideration federal CERCLA and comparable state sites as well as other clean-up sites, including operating facilities. Reflected in costs and other operating expenses for 1994 is a $13 million pretax charge for estimated future environmental clean-up costs compared with $12 million in 1993 and $6 million in 1992. These charges do not reflect any potential insurance proceeds. At December 31, 1994, the company's reserve totaled $51 million. A significant portion of the reserve is related to the company's Beaver Valley plant. The remainder is related to other sites for amounts ranging from $1 million to $7 million per site. Substantially all amounts accrued are expected to be paid out over the next five to ten years. See Note 12 of Notes to Consolidated Financial Statements for discussion of uncertainties relating to future clean-up costs associated with CERCLA and comparable state sites.

  The company is currently performing RI/FS at certain of its production facilities in the U.S. and Europe, which are expected to be completed within the next several years. As the scope of the company's environmental contingencies becomes more clearly defined, it is possible that amounts in excess of those already reserved may be necessary. Management believes, based upon its past experience and best assessment of future events, that these environmental liabilities and costs will be determined and incurred over an extended period of time, allowing the company to fund such liabilities and costs through its operating cash flow, and, therefore, that their impact would not be material in relation to the company's consolidated financial position as of December 31, 1994. Depending on the amounts of future operating results, the environmental liabilities to be recorded in a given annual or quarterly period may, potentially, result in charges that are material to the results of operations for that period.

ITEM 8.FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                              ARCO CHEMICAL COMPANY                     PAGE
                                                                        ----
 CONSOLIDATED FINANCIAL STATEMENTS
    Report of Independent Accountants..................................  19
    Consolidated Statements of Income for the Years Ended December 31,
     1994, 1993, and 1992..............................................  20
    Consolidated Balance Sheets as of December 31, 1994 and 1993.......  21
    Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1994, 1993, and 1992.................................  22
    Consolidated Statements of Stockholders' Equity for the Years
     Ended December 31, 1994, 1993, and 1992...........................  23
    Notes to Consolidated Financial Statements.........................  24

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of ARCO Chemical Company

  We have audited the consolidated financial statements of ARCO Chemical Company and Subsidiaries listed in the index on page 18 of this Form 10-K. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ARCO Chemical Company and Subsidiaries as of December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

  As discussed in Notes 2, 10 and 14 to the consolidated financial statements, the Company changed its method of accounting for income taxes and postretirement benefits other than pensions in 1992.

                                          Coopers & Lybrand L.L.P.

2400 Eleven Penn Center
Philadelphia, Pennsylvania
February 10, 1995

                             ARCO CHEMICAL COMPANY

                       CONSOLIDATED STATEMENTS OF INCOME
             FOR THE YEARS ENDED DECEMBER 31, 1994, 1993, AND 1992

                  (MILLIONS OF DOLLARS, EXCEPT PER SHARE DATA)

                                                          1994    1993    1992
                                                         ------  ------  ------
Sales and other operating revenues:
  Unrelated parties....................................  $3,267  $2,996  $2,988
  Related parties......................................     156     196     112
                                                         ------  ------  ------
  Total revenues.......................................   3,423   3,192   3,100
Costs and other operating expenses (includes costs of
 $85 in 1994, $135 in 1993, and $86 in 1992, of related
 parties sales)........................................   2,586   2,453   2,343
                                                         ------  ------  ------
  Gross profit.........................................     837     739     757
Selling, general and administrative expenses...........     256     242     233
Research and development...............................      76      72      67
Restructuring costs....................................      30      --      --
                                                         ------  ------  ------
  Operating income.....................................     475     425     457
Loss on asset disposition..............................      --      --     (56)
Interest expense.......................................     (85)   (105)    (79)
Other income (expense), net............................      26      (9)     --
                                                         ------  ------  ------
  Income before income taxes and cumulative effect of
   changes in accounting principles....................     416     311     322
Provision for income taxes.............................     147      97     125
                                                         ------  ------  ------
  Income before cumulative effect of changes in
   accounting principles...............................     269     214     197
Cumulative effect of changes in accounting principles
 for:
  Postretirement benefits (net of $13 of income taxes).      --      --     (20)
  Income taxes.........................................      --      --      18
                                                         ------  ------  ------
  Net income...........................................  $  269  $  214  $  195
                                                         ======  ======  ======
EARNINGS PER COMMON SHARE:
Income before cumulative effect of changes in
 accounting principles.................................  $ 2.80  $ 2.23  $ 2.05
Cumulative effect of changes in accounting principles
 for:
  Postretirement benefits..............................      --      --    (.21)
  Income taxes.........................................      --      --     .19
                                                         ------  ------  ------
Net income.............................................  $ 2.80  $ 2.23  $ 2.03
                                                         ======  ======  ======

                            See accompanying notes.

                             ARCO CHEMICAL COMPANY

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1994 AND 1993

                             (MILLIONS OF DOLLARS)

                                     ASSETS

                                                                  1994    1993
                                                                 ------  ------
Current assets:
  Cash and cash equivalents....................................  $  144  $   42
  Accounts receivable..........................................     549     451
  Accounts receivable--related parties.........................      16      11
  Inventories..................................................     397     417
  Prepaid expenses and other current assets....................      18      22
                                                                 ------  ------
  Total current assets.........................................   1,124     943
Investments and long-term receivables..........................      97      84
Property, plant and equipment, net.............................   2,221   2,173
Deferred charges and other assets (net of accumulated amortiza-
 tion of $247 in 1994 and $233 in 1993)........................     295     302
                                                                 ------  ------
  Total assets.................................................  $3,737  $3,502
                                                                 ======  ======

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable................................................  $   23  $   54
  Long-term debt due within one year...........................      15      17
  Accounts payable.............................................     208     169
  Accounts payable--related parties............................      34      28
  Taxes payable................................................      66      28
  Other accrued liabilities....................................     199     191
                                                                 ------  ------
  Total current liabilities....................................     545     487
                                                                 ------  ------
Long-term debt.................................................     898     888
Other liabilities and deferred credits.........................     142     103
Deferred income taxes..........................................     369     325
Minority interest..............................................     124     123
Stockholders' equity:
  Common stock, $1 par value; authorized 250,000,000 shares;
   99,550,001 issued; outstanding 96,085,201 (1994), 95,998,701
   (1993)......................................................     100     100
  Additional paid-in capital...................................     864     864
  Retained earnings............................................     732     703
  Foreign currency translation.................................      70      19
  Treasury stock, at cost (shares: 3,464,800, 1994; 3,551,300,
   1993).......................................................    (107)   (110)
                                                                 ------  ------
  Total stockholders' equity...................................   1,659   1,576
                                                                 ------  ------
  Total liabilities and stockholders' equity...................  $3,737  $3,502
                                                                 ======  ======


                            See accompanying notes.

                             ARCO CHEMICAL COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1994, 1993, AND 1992

                             (MILLIONS OF DOLLARS)

                                                           1994   1993   1992
                                                           -----  -----  -----
Cash flows from operating activities
  Net income.............................................. $ 269  $ 214  $ 195
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Depreciation and amortization.........................   235    223    199
    Deferred income taxes.................................    27     43     54
    Loss on asset disposition.............................    --     --     56
    Restructuring costs...................................    30     --     --
    Provision for environmental liabilities...............    13     12      6
    Equity in net (income) loss of affiliates.............    (2)     2     18
    Dividends received....................................    --     --     12
    Net change in accounts receivable.....................   (88)   (49)    55
    Net change in other receivables, inventories, accounts
     and other payables...................................   112    (24)   (58)
    Other.................................................   (31)     3    (24)
                                                           -----  -----  -----
  Net cash provided by operating activities...............   565    424    513
                                                           -----  -----  -----
Cash flows from investment activities
  Capital expenditures....................................  (186)  (181)  (295)
  Proceeds from asset sales...............................    22     69     29
  Net proceeds from short-term investments ...............    --      9     69
  Increase in deferred charges............................    (9)   (10)   (20)
  Investments and long-term receivables...................    --     (2)   (39)
  Other...................................................    (3)    14     --
                                                           -----  -----  -----
  Net cash used in investment activities..................  (176)  (101)  (256)
                                                           -----  -----  -----
Cash flows from financing activities
  Dividends paid..........................................  (240)  (240)  (240)
  Early debt extinguishment...............................    --   (135)    --
  Net (repayment of) proceeds from notes payable .........   (33)    21     35
  Repayment of long-term debt.............................   (18)   (57)   (60)
  Additions to long-term debt.............................    --     --      7
  Other...................................................     3     (3)    13
                                                           -----  -----  -----
  Net cash used in financing activities...................  (288)  (414)  (245)
                                                           -----  -----  -----
Effect of exchange rate changes on cash...................     1     (2)     1
                                                           -----  -----  -----
Net increase (decrease) in cash and cash equivalents......   102    (93)    13
Cash and cash equivalents at beginning of year............    42    135    122
                                                           -----  -----  -----
Cash and cash equivalents at end of year.................. $ 144  $  42  $ 135
                                                           =====  =====  =====

                            See accompanying notes.

                             ARCO CHEMICAL COMPANY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1994, 1993, AND 1992

                  (MILLIONS OF DOLLARS, EXCEPT PER SHARE DATA)

                                                ADDITIONAL            FOREIGN
                                 COMMON STOCK    PAID-IN   RETAINED  CURRENCY
                                ISSUED TREASURY  CAPITAL   EARNINGS TRANSLATION
                                ------ -------- ---------- -------- -----------
Balance December 31, 1991
 (99,550,001 shares issued;
 3,665,483 treasury shares)....  $100   $(113)     $864     $ 774      $ 71
Net income.....................    --      --        --       195        --
Cash dividends ($2.50 per
 share)........................    --      --        --      (240)       --
Foreign currency translation...    --      --        --        --       (22)
Reissuance of 42,533 treasury
 shares upon exercise of stock
 options.......................    --       1        --        --        --
                                 ----   -----      ----     -----      ----
Balance December 31, 1992
 (99,550,001 shares issued;
 3,622,950 treasury shares)....   100    (112)      864       729        49
Net income.....................    --      --        --       214        --
Cash dividends ($2.50 per
 share)........................    --      --        --      (240)       --
Foreign currency translation...    --      --        --        --       (30)
Reissuance of 71,650 treasury
 shares upon exercise of stock
 options.......................    --       2        --        --        --
                                 ----   -----      ----     -----      ----
Balance December 31, 1993
 (99,550,001 shares issued;
 3,551,300 treasury shares)....   100    (110)      864       703        19
Net income.....................    --      --        --       269        --
Cash dividends ($2.50 per
 share)........................    --      --        --      (240)       --
Foreign currency translation...    --      --        --        --        51
Reissuance of 86,500 treasury
 shares upon exercise of stock
 options.......................    --       3        --        --        --
                                 ----   -----      ----     -----      ----
Balance December 31, 1994
 (99,550,001 shares issued;
 3,464,800 treasury shares)....  $100   $(107)     $864     $ 732      $ 70
                                 ====   =====      ====     =====      ====


                            See accompanying notes.

                             ARCO CHEMICAL COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  FORMATION OF THE COMPANY

  On June 9, 1987, Atlantic Richfield Company (ARCO) transferred substantially all the assets and liabilities of the oxygenates and polystyrenics businesses of the then ARCO Chemical Division to ARCO Chemical Company (the company) in exchange for 80,000,001 shares of common stock. On October 5, 1987, the company completed an initial public offering of 19,550,000 shares of common stock. ARCO's 80,000,001 shares represented approximately 83.3 percent of the outstanding shares of common stock at December 31, 1994.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation--The consolidated financial statements include the accounts of the company and its majority-owned subsidiaries. Investments in affiliates (20 percent to 50 percent owned) are accounted for under the equity method. All significant intercompany transactions have been eliminated in consolidation. Certain amounts in 1993 and 1992 have been reclassified for comparative purposes.

  Cash Equivalents--Cash equivalents consist of highly liquid investments, such as time deposits, certificates of deposit and marketable securities other than equity securities, maturing within three months of purchase. Cash equivalents are carried at cost, which approximates market, and are classified as held-to-maturity.

  Property, Plant and Equipment--Property, plant and equipment are depreciated on a straight-line method over their estimated useful lives. Upon disposition, residual cost less salvage is included in current income. Maintenance and repairs are expensed and betterments are capitalized.

  Deferred Charges--Deferred charges are carried at cost and consist primarily of the value assigned to acquired technology. These assets are being amortized on a straight-line method over their estimated useful lives.

  Environmental Expenditures--Environmental expenditures that relate to current operations are expensed or capitalized, depending upon their future economic benefit. Expenditures that result from the remediation of an existing condition caused by past operations are expensed. Liabilities are recognized for remedial activities when remediation is probable and the costs can be reasonably estimated.

  Postretirement Benefits Other Than Pensions--Effective January 1, 1992, the company adopted Statement of Financial Accounting Standards (SFAS) No. 106, "Employers Accounting for Postretirement Benefits Other Than Pensions," on the immediate recognition basis. Under this standard, the company accrues the actuarially determined costs of postretirement benefits during the years that the employee renders the necessary service. Previously, the company expensed these costs when incurred. See Note 14.

  Income Taxes--The company's results of operations are included in the consolidated U.S. federal income tax return and unitary state returns of ARCO. Income tax expense in the consolidated financial statements is computed on a stand-alone return basis pursuant to a Tax Sharing Agreement. Any resulting current tax liability or refund is settled with ARCO, consistent with the Tax Sharing Agreement. State income tax expense is computed on a stand-alone return basis using the applicable tax rates for both unitary and non-unitary states' filings.

  Effective January 1, 1992, the company adopted SFAS No. 109, "Accounting for Income Taxes," whereby deferred taxes are computed under the liability method rather than the deferred method. Additionally, SFAS No. 109 increases the ability to recognize deferred tax assets by permitting the anticipation of future income. See Note 10.

3.  RELATED PARTY TRANSACTIONS AND COST ALLOCATIONS

  Effective July 1, 1987, the company and ARCO (including ARCO subsidiaries) entered into a series of agreements that included, among other things, purchase, exchange and processing agreements, product sales agreements, operational services agreements, and an administrative services agreement.

  Certain of these agreements were between the company and the Lyondell Petrochemical Company, then a division of ARCO (the Lyondell Division). Effective July 1, 1988, ARCO transferred substantially all the assets and liabilities of the Lyondell Division to Lyondell Petrochemical Company (Lyondell), a wholly owned subsidiary of ARCO. On January 25, 1989, ARCO completed the sale to the public of a majority interest in Lyondell. Currently ARCO's interest in Lyondell is 49.9 percent. In 1994, ARCO issued Exchangeable Notes due 1997, which, at ARCO's option, can be exchanged at maturity into Lyondell common stock or cash of equal value. If ARCO elects to deliver shares of Lyondell common stock at maturity, ARCO's equity interest in Lyondell will be substantially reduced or eliminated. Lyondell continues to be treated by the company as a related party.

  The purchase, exchange, and processing agreements are principally for methanol, benzene, ethylene, propylene, and MTBE. Other purchases from ARCO and Lyondell principally include normal butane, isobutane, isobutylene, nonenes and tetramers, natural gas and certain butanediol feedstocks. Product sales include sales by the company to ARCO and Lyondell of MTBE and propane. In 1991, the company entered into long-term sales agreements with ARCO providing for delivery of fixed quantities of MTBE. The operational services agreements are for various plant services performed by ARCO and Lyondell. The administrative services agreement provides that beginning October 1, 1987, ARCO provides the company with certain leased office space, insurance and other financial, internal audit, legal, aviation and administrative services, and the company provides ARCO with various technical and legal services. These agreements have various durations, ranging from monthly renewals to a term extending to 2017.

  In addition to the transactions with ARCO and its affiliates, related party sales and purchases include transactions with other related parties including those which are accounted for on the equity method.

  An analysis of the aggregate transactions for the years ended December 31, 1994, 1993, and 1992 is as follows:

                                                                  1994 1993 1992
                                                                  ---- ---- ----
                                                                   (MILLIONS OF
                                                                     DOLLARS)
Purchases........................................................ $332 $276 $323
Product sales....................................................  156  196  112
Processing fees and operational services.........................   16   17   17
Administrative services:
  For ARCO.......................................................    1    4    2
  By ARCO........................................................   34   36   31

  Outstanding balances under these agreements at December 31, 1994 and 1993, are included in "Accounts receivable--related parties" and "Accounts payable-- related parties."

4.  BUSINESS SEGMENT INFORMATION

  The company and its subsidiaries currently manufacture and market intermediate chemicals and specialty products, operate in one reportable segment, and conduct business in three principal geographic regions.

                                                      1994     1993     1992
                                                      ----     ----     ----
                                                      (MILLIONS OF DOLLARS)
Geographic regions
  Total revenues
    Americas........................................  $2,448   $2,287  $ 2,031
    Europe..........................................     943      900    1,083
    Asia Pacific....................................     233      200      198
    Elimination of interregional sales..............    (201)    (195)    (212)
                                                     -------  -------  -------
      Total.........................................  $3,423   $3,192  $ 3,100
                                                     =======  =======  =======
  Pretax earnings
    Americas........................................ $   436  $   374  $   350
    Europe..........................................       3       16       68
    Asia Pacific....................................      (4)     (23)      (8)
    Corporate.......................................      64       55       64
    Loss on asset disposition.......................      --       --      (56)
    Interest expense................................     (85)    (105)     (79)
    Equity in net income (loss), primarily Asian
     joint ventures.................................       2       (2)     (18)
    Eliminations....................................      --       (4)       1
                                                     -------  -------  -------
      Total......................................... $   416  $   311  $   322
                                                     =======  =======  =======
  Total assets
    Americas........................................  $2,043   $2,017  $ 1,948
    Europe..........................................   1,260    1,109    1,158
    Asia Pacific....................................     166      164      158
    Corporate.......................................     466      344      457
    Investments, at equity, primarily Asian joint
     ventures.......................................      79       64       62
    Eliminations....................................    (277)    (196)    (184)
                                                     -------  -------  -------
      Total.........................................  $3,737   $3,502  $ 3,599
                                                     =======  =======  =======
  U.S. Export sales
    Asia Pacific.................................... $   206  $   128  $   101
    Western Hemisphere..............................     114       86       73
    Europe..........................................       9        2        6
                                                     -------  -------  -------
      Total......................................... $   329  $   216  $   180
                                                     =======  =======  =======

  Interregional sales are made at prices approximating current market values. The amounts of inter-regional sales that are included in total revenues are as follows:

                                                          1994    1993    1992
                                                         ------- ------- -------
                                                          (MILLIONS OF DOLLARS)
Americas................................................ $   166    $167    $144
Europe..................................................      34      28      68
Asia Pacific............................................       1      --      --
                                                         ------- ------- -------
  Total................................................. $   201    $195    $212
                                                         ======= ======= =======

  Included in pretax earnings are royalty charges made from corporate to the regions for the use of company technology. Corporate assets are cash and cash equivalents, headquarters research facilities, and other assets. Eliminations principally include interregional sales, profit, and receivables.

5.  INVENTORIES

  Inventories are stated at the lower of cost or market. In 1994, approximately 94 percent of inventories, excluding materials and supplies, were determined by the last-in, first-out (LIFO) method. Materials and supplies and other non-LIFO inventories are valued using either the first-in, first-out (FIFO) or the average cost methods.

  Inventories at December 31, 1994 and 1993, comprised the following categories:

                                                              1994       1993
                                                           ---------- ----------
                                                           (MILLIONS OF DOLLARS)
Finished goods............................................       $272       $273
Work-in-process...........................................         35         35
Raw materials.............................................         49         70
Materials and supplies....................................         41         39
                                                           ---------- ----------
  Total...................................................       $397       $417
                                                           ---------- ----------
                                                           ---------- ----------

  If the FIFO inventory valuation method had been used exclusively, inventories would have been lower than the book value of such inventories by approximately $6 million and $17 million at December 31, 1994 and 1993, respectively.

6.  INVESTMENTS, AT EQUITY

  The company uses the equity method to account for its 50 percent interest in a joint venture, the Nihon Oxirane Co., Ltd., which operates a PO/SM plant in Chiba, Japan.

  In 1992, the company divested its 50 percent ownership interest in YUKONG ARCO Chemical Ltd. (YAC) to its joint-venture partner Yukong Limited (Yukong). Operating results for the year ended December 31, 1992 included a $56 million charge, comprised of a 21 billion Won payment and write-off of the investment and other related balances. The charge has been recorded in the Consolidated Statement of Income as "Loss on asset disposition." As of June 30, 1992, the company ceased accounting for its holdings in YAC under the equity method. The company's share of net losses from the joint venture through June 30, 1992 were recorded in "Other income (expense), net." YAC continues to operate under license from the company. Certain business relationships between the company and YAC, including an export sales agreement, also continue.

7.  PROPERTY, PLANT AND EQUIPMENT, NET

  Property, plant and equipment, at cost, and related accumulated depreciation at December 31, 1994 and 1993, were as follows:

                                                                   1994   1993
                                                                  ------ ------
                                                                  (MILLIONS OF
                                                                    DOLLARS)
Land............................................................. $   17 $   17
Buildings and equipment..........................................  3,326  3,097
Construction in progress.........................................    181    143
                                                                  ------ ------
                                                                   3,524  3,257
Less: Accumulated depreciation...................................  1,303  1,084
                                                                  ------ ------
  Total.......................................................... $2,221 $2,173
                                                                  ====== ======

  Depreciation expense for the years ended December 31, 1994, 1993 and 1992 was $193 million, $188 million, and $164 million, respectively. Expenses for maintenance and repairs, including costs associated with plant maintenance turnarounds, for the years ended December 31, 1994, 1993, and 1992 were $105 million, $109 million, and $81 million, respectively. Interest cost capitalized as property, plant and equipment amounted to $37 million in 1992. Interest cost capitalized in 1994 and 1993 was not material.

8.  BANK CREDIT FACILITIES

  In October 1994, the company executed an amendment to an existing credit facility under which it can borrow a total amount of up to $300 million. This agreement effectively replaced the two previous revolving credit agreements entered into in December 1993. The credit agreement, as amended, has a restrictive financial covenant which requires that the company maintain a minimum net worth of $1 billion and has a term of five years. At December 31, 1994, the company had no outstanding borrowings against the credit agreement.

  Notes payable at December 31, 1994 and December 31, 1993 consisted primarily of short-term bank borrowings and commercial paper issued to a variety of financial investors and institutions at various interest rates and maturities of up to 270 days. The weighted average effective interest rate for these borrowings at December 31, 1994 and December 31, 1993 was 5.8 percent and 3.4 percent, respectively. As a condition of the sale of commercial paper, the company is required to maintain a back-up credit facility at least equal to the amount of the outstanding commercial paper. The company uses the credit agreement for this purpose.

9.  OTHER ACCRUED LIABILITIES

  Other accrued liabilities at December 31, 1994 and 1993, were as follows:

                                                                       1994 1993
                                                                       ---- ----
                                                                       (MILLIONS
                                                                          OF
                                                                       DOLLARS)
Payroll and benefits.................................................. $ 65 $ 52
Contractual obligations...............................................   21   29
Interest..............................................................   20   20
Restructuring costs...................................................   15   --
Other.................................................................   78   90
                                                                       ---- ----
  Total............................................................... $199 $191
                                                                       ==== ====

10.  TAXES

  The components of the provision for income taxes for the years ended December 31, 1994, 1993, and 1992 were as follows:

                                                       1994     1993     1992
                                                      -------  -------  -------
                                                       (MILLIONS OF DOLLARS)
Federal:
  Current............................................    $123  $    50  $    62
  Deferred...........................................      21       72       47
                                                      -------  -------  -------
    Total............................................     144      122      109
                                                      -------  -------  -------
Foreign:
  Current............................................      (6)       2       13
  Deferred...........................................      12      (33)      (3)
                                                      -------  -------  -------
    Total............................................       6      (31)      10
                                                      -------  -------  -------
State:
  Current............................................       3       (1)      (4)
  Deferred...........................................      (6)       7       10
                                                      -------  -------  -------
    Total............................................      (3)       6        6
                                                      -------  -------  -------
                                                         $147  $    97     $125
                                                      =======  =======  =======

  Deferred tax liabilities and assets are comprised of the following at December 31, 1994 and 1993:

                                                              1994       1993
                                                           ---------- ----------
                                                           (MILLIONS OF DOLLARS)
Deferred tax liabilities:
  Depreciation and amortization...........................       $415       $368
  Other...................................................         32         14
                                                           ---------- ----------
   Gross deferred tax liabilities.........................        447        382
                                                           ---------- ----------
Deferred tax assets:
  Loss carryforwards......................................        113        102
  Tax basis in excess of book.............................         45         56
  Provisions for benefit plans and estimated expenses.....         75         45
  Foreign and federal tax credit carryforwards............         18         28
                                                           ---------- ----------
   Gross deferred tax assets..............................        251        231
                                                           ---------- ----------
   Deferred tax asset valuation allowance.................        119        116
                                                           ---------- ----------
Net deferred tax liability................................       $315       $267
                                                           ========== ==========

The valuation allowance was $100 million at December 31, 1992.

  A reconciliation of the federal statutory rate to the effective tax rate for the years ended December 31, 1994, 1993, and 1992 is as follows:

                              PERCENT OF PRETAX INCOME
                             ----------------------------
                               1994      1993      1992
                             --------  --------  --------
Federal statutory rate......     35.0      35.0      34.0
  Increase (reduction) in
   taxes resulting from:
    Foreign deferred tax as-
     set recognition........       --      (8.3)     (1.6)
    Loss on asset disposi-
     tion...................       --        --       5.9
    Deferred tax effect of
     federal rate increase..       --       2.1        --
    State income taxes (net
     of federal effect).....     (0.5)      1.9       1.3
    Other...................      0.8       0.5      (0.8)
                             --------  --------  --------
Effective tax rate..........     35.3      31.2      38.8
                             ========  ========  ========

  During 1993, the company took certain actions to convert five-year foreign tax loss carryforwards into additional depreciable tax basis. Future losses attributable to the additional basis will have an unlimited carryforward period. At December 31, 1994, the company had federal capital loss carryforwards of $75 million, foreign tax loss carryforwards of $230 million, state tax loss carryforwards of $222 million and foreign and federal tax credit carryforwards of $18 million. These carryforwards begin expiring in 1995. Existing foreign tax credits are sufficient to offset any tax on undistributed earnings of foreign subsidiaries.

  In the fourth quarter 1992, the company elected early adoption of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." This standard increased the company's ability to record deferred tax assets by allowing consideration of anticipated future income. The change was effected as of January 1, 1992; years prior to 1992 were not restated. The cumulative effect upon adoption was a benefit of $18 million. The effect of the change on 1992 results, excluding the cumulative effect, was not material.

11.  LONG-TERM DEBT

  Long-term debt at December 31, 1994 and 1993, comprised the following:

                                                                      1994 1993
                                                                      ---- ----
                                                                      (MILLIONS
                                                                         OF
                                                                      DOLLARS)
9.9% debentures due in 2000.......................................... $200 $200
9.375% debentures due in 2005........................................  100  100
10.25% debentures due in 2010........................................  100  100
9.8% debentures due in 2020..........................................  224  224
ACNL bank loans......................................................  172  155
French bank loans....................................................   84   94
Other................................................................   33   32
                                                                      ---- ----
  Total..............................................................  913  905
Debt due within one year.............................................   15   17
                                                                      ---- ----
  Long-term debt..................................................... $898 $888
                                                                      ==== ====

  On December 1, 1993, the company redeemed all of its outstanding 9.35 percent Debentures due 2019, in accordance with the provisions of the Debentures at a redemption price of 107.48 percent of principal plus interest accrued to the redemption date. The principal amount redeemed represented the original $125 million issue less amounts repurchased in the open market. The company reported a fourth quarter charge for loss on early extinguishment of debt of approximately $13 million before tax, primarily due to repurchase and redemption premiums and write-off of original issue discount.

  The ACNL bank loans, entered into by the company's wholly owned subsidiary, ARCO Chemie Nederland, Ltd. (ACNL), consist of two borrowings, both due in 1997. At December 31, 1994, ACNL had outstanding interest rate swaps on both of its bank loans, totalling 300 million Dutch guilders, or approximately $172 million. Both swaps mature in 1997 when the related debt becomes due. The swaps effectively changed both loans' floating rates, which are based on the Amsterdam Interbank Offer Rate ("AIBOR"), to fixed rates of 5.7 percent and 6.7 percent. The company intends to hold the swaps until maturity.

  The French bank loans, entered into by the company's wholly owned affiliate, ARCO Chimie France, SNC, mature at various dates through 2006. The weighted average effective interest rate for these borrowings was approximately 7.9 percent in 1994 and 1993.

  Aggregate maturities of all long-term debt during the next five years are $15 million in 1995, $23 million in 1996, $197 million in 1997, $26 million in 1998, and $25 million in 1999.

12.OTHER COMMITMENTS AND CONTINGENCIES

COMMITMENTS

  Subsequent to December 31, 1994, the company entered into a long-term arrangement for a supply of toluene di-isocyanate (TDI). Initial payments of $80 million were made at closing for capacity reservation fees, related inventory and other rights and costs. Effective January 1, 1995, the company is entitled to all of the TDI output of the supplier's two plants in France, which have a combined rated capacity of approximately 264 million pounds per year. Under the arrangement, the company is required to purchase a minimum of 216 million pounds of TDI per year for up to 15 years. The aggregate purchase price is a combination of plant cost and market price. The company is further obligated to pay additional capacity reservation fees based upon plant output factors.

  To assure itself of reliable, long-term supplies of utilities at favorable rates for its Rotterdam plant, the company entered into a 15-year utility cogeneration joint venture as a limited partner. The joint venture constructed and operates a cogeneration plant, primarily funded through nonrecourse debt. Starting in 1995, the company is obligated to take or pay for minimum quantities of steam and electricity in support of the joint venture's financing arrangement. The company will pay for actual quantities of steam and electricity taken based on the joint venture's actual cost plus a specified return on the partners' investment.

  The company also has a long-term purchase agreement for ethylene which requires the company to take or pay for 143 million pounds annually at prevailing market prices for a remaining term of five years. Purchases under this agreement during 1994, 1993 and 1992 were $30 million, $27 million and $21 million, respectively.

  The company has commitments, including those related to capital expenditures, all made in the normal course of business. At December 31, 1994, there were commitments associated with various capital projects which were not significant either individually or in the aggregate.

CONTINGENCIES

  The company and its subsidiaries are involved in a number of lawsuits, all of which have arisen in the ordinary course of the company's business. The company is unable to predict the outcome of these matters, but does not believe, based upon currently available facts, that the ultimate resolution of such matters will have a material adverse effect on the consolidated financial statements of the company.

  The company is subject to other loss contingencies pursuant to federal, state, local, and foreign environmental laws and regulations. These contingencies include possible obligations to remove or mitigate the effect on the environment of the disposal or release of certain chemical substances at various sites. The company continues to estimate the amount of these costs and periodically establishes reserves based on the progress made in determining the magnitude, method and timing of the remedial actions that may be required by government authorities, and an evaluation of the company's potential liability in relation to the liability and financial resources of the other potentially responsible parties.

  At December 31, 1994, the company's reserve totaled $51 million which reflects the company's latest assessment of potential future costs associated with existing sites. A significant portion of the reserve is related to the company's Beaver Valley (Pennsylvania) facility. The company and the Pennsylvania Department of Environmental Resources have agreed upon a work plan for testing and remedial process design with regard to conditions at the Beaver Valley plant. The reserve reflects an agreement between the company and another responsible party whereby that party has agreed to pay for approximately 50 percent of the cost of the remediation at the Beaver Valley plant. The remainder of the reserve is related to six other sites for amounts ranging from $1 million to $7 million per site. Substantially all amounts accrued are expected to be paid out over the next five to ten years.

  The company is currently performing environmental site assessments, remedial investigations/feasibility studies, and remediation activities at a number of sites under these laws. The company may in the future be involved in additional environmental assessments and cleanups. As the scope of the company's environmental contingencies becomes more clearly defined, it is possible that amounts in excess of those already reserved may be necessary.

  Management believes, based upon its past experience and best assessment of future events, that these environmental liabilities and costs will be determined and incurred over an extended period of time, allowing the company to fund such liabilities and costs through its operating cash flow, and therefore that the impact of such liabilities and costs would not be material in relation to the company's consolidated financial position as of December 31, 1994. Depending on the amounts of future operating results, the environmental liabilities to be recorded in a given annual or quarterly period may potentially result in charges that are material to the results of operations for that period.

  The company and ARCO are parties to an agreement whereby the company has indemnified ARCO against certain claims or liabilities that ARCO may incur relating to ARCO's former ownership and operation of the oxygenates and polystyrenics businesses of the company, including liabilities under laws relating to the protection of the environment and the workplace and liabilities arising out of certain litigation. ARCO has indemnified the company with respect to other claims or liabilities and other matters of litigation not related to the assets or businesses reflected in the consolidated financial statements. ARCO has also indemnified the company for certain federal, foreign, state, and local taxes that might be assessed upon audit of the operations of the company included in its consolidated financial statements for periods prior to July 1, 1987.

13.  RETIREMENT PLANS

  Substantially all employees are covered by various pension plans. The ARCO Chemical Retirement Plan (ACRP), a defined benefit plan, provides pension benefits to all of the company's employees in the United States and certain employees in foreign countries. In addition to the ACRP, the company also maintains defined benefit pension plans for hourly employees at the Beaver Valley plant in Monaca, Pennsylvania, as well as several plans covering certain employees throughout its European and Asia Pacific operations.

  Retirement benefits under the ACRP are based on years of participation service and the employee's compensation primarily during the last three years of service. Retirement benefits for the Beaver Valley Hourly Retirement Plan are primarily based on years of service and on the employee's career average earnings after January 1, 1989, plus a prior benefit accrued through December 31, 1988. European and Asia Pacific plans vary by country, but are primarily based on years of service and compensation during the last year of service. The funding policy for these plans consists of annual contributions as required by applicable regulations. In 1994, 1993, and 1992, the company charged pension costs as accrued, based on an actuarial valuation, and funded the plans through contributions to separate trust funds that are kept apart from company funds.

  The following tables set forth the plans' funded status and amounts recognized in the company's balance sheets at December 31, 1994 and 1993:

                                                                1994
                                                     ---------------------------
                                                     ASSETS EXCEED  ACCUMULATED
                                                      ACCUMULATED    BENEFITS
                                                       BENEFITS    EXCEED ASSETS
                                                     ------------- -------------
                                                        (MILLIONS OF DOLLARS)
Actuarial present value of benefit obligations:
  Vested benefit obligation........................      $125          $ 16
                                                         ====          ====
  Accumulated benefit obligation...................      $144          $ 17
                                                         ====          ====
  Projected benefit obligation.....................      $200          $ 23
Plan assets at fair value, primarily stocks and
 bonds.............................................       205            --
                                                         ----          ----
Projected benefit obligation less than (in excess
 of) plan assets...................................         5           (23)
Unrecognized net loss..............................         8             9
Prior service cost not yet recognized in net
 periodic pension cost.............................         6             2
Unrecognized net liability at January 1, 1994......         3            --
Adjustment required to recognize minimum liability.        --            (5)
                                                         ----          ----
Prepaid pension cost (liability) recognized in the
 balance sheet.....................................      $ 22          $(17)
                                                         ====          ====

                                                                1993
                                                     ---------------------------
                                                     ASSETS EXCEED  ACCUMULATED
                                                      ACCUMULATED    BENEFITS
                                                       BENEFITS    EXCEED ASSETS
                                                     ------------- -------------
                                                        (MILLIONS OF DOLLARS)
Actuarial present value of benefit obligations:
  Vested benefit obligation........................      $113          $ 10
                                                         ====          ====
  Accumulated benefit obligation...................      $127          $ 11
                                                         ====          ====
  Projected benefit obligation.....................      $188          $ 16
Plan assets at fair value, primarily stocks and
 bonds.............................................       178            --
                                                         ----          ----
Projected benefit obligation in excess of plan as-
 sets..............................................       (10)          (16)
Unrecognized net loss..............................        22             8
Prior service cost not yet recognized in net
 periodic pension cost.............................         1             2
Unrecognized net liability at January 1, 1993......         2            --
Adjustment required to recognize minimum liability.        --            (6)
                                                         ----          ----
Prepaid pension cost (liability) recognized in the
 balance sheet.....................................
                                                         $ 15          $(12)
                                                         ====          ====

  The above tables for plans with assets exceeding accumulated benefits include foreign pension plans. These foreign plans constitute approximately 25 percent and 23 percent of the projected benefit obligation and 26 percent and 21 percent of the plan assets in the table at December 31, 1994 and 1993, respectively. The plans for which accumulated benefits exceed assets represent supplemental retirement benefits for executives and expatriated employees.

  Components of net pension cost related to company-sponsored plans for the years ended December 31, 1994, 1993, and 1992 were as follows:

                                                       1994     1993     1992
                                                      -------  -------  -------
                                                       (MILLIONS OF DOLLARS)
Service cost-benefits earned during the period....... $    15  $    10  $    9
Interest cost on projected benefit obligation........      15       12      10
Actual return on plan assets.........................       1      (27)     (9)
Net amortization and deferral........................     (18)      13      (4)
                                                      -------  -------  ------
  Net periodic pension cost.......................... $    13  $     8  $    6
                                                      =======  =======  ======

In addition to the pension cost above, in 1994 the company recorded $13 million pretax of additional pension expense in connection with work force reductions resulting from the corporate restructuring program.

  Foreign pension plans comprised $5 million, $3 million and $4 million of net periodic pension cost for the years 1994, 1993 and 1992, respectively.

  The assumptions used as of December 31, 1994, 1993, and 1992 in determining the domestic net pension cost and net pension liability were as follows:

                                                            1994   1993   1992
                                                            -----  -----  -----
Discount rate..............................................  8.25%  7.25%  8.75%
Rate of salary progression.................................  5.0    5.0    5.0
Long-term rate of return on assets......................... 10.25  10.25  10.25

  The assumptions used in determining the net pension cost and pension liability for foreign pension plans were based on the economic environment of each applicable country. The range of assumptions used as of December 31, 1994 was as follows: discount rates, 7.0 to 8.5 percent; rate of salary progression,
5.0 percent; long-term rate of return on assets, 7.0 to 9.0 percent.

14.  OTHER POSTRETIREMENT BENEFITS

  The company provides medical and life insurance benefits for retired employees and covered dependents. Substantially all U.S. employees of the company may become eligible for these benefits if they remain employed until normal retirement age or fulfill other eligibility requirements. Retiree contribution levels to the medical benefit plan are determined annually by the company; the life insurance plan is noncontributory. The underlying plans are not funded.

  In the fourth quarter 1992, the company adopted Statement of Financial Accounting Standards No. 106, "Employers Accounting for Postretirement Benefits Other Than Pensions." The company elected to immediately recognize the transition obligation as of January 1, 1992 of $33 million in the first quarter 1992 as a change in accounting principle. On an after-tax basis, this charge was $20 million, or $.21 per share. The effect of the change on 1992 net income, excluding the cumulative effect upon adoption, was not material.

  The following reconciles the unfunded accumulated obligation to the company's balance sheet as of December 31, 1994 and 1993:

                                                                     1994  1993
                                                                     ----  ----
                                                                     (MILLIONS
                                                                        OF
                                                                     DOLLARS)
Accumulated postretirement benefit obligation:
  Retirees.......................................................... $14   $12
  Fully eligible active plan participants...........................   9     8
  Other active plan participants....................................  33    38
  Unrecognized net loss.............................................  (2)  (13)
                                                                     ---   ---
Accrued postretirement benefit liability............................ $54   $45
                                                                     ===   ===

  Net periodic postretirement benefit cost for the years ended December 31, 1994 and 1993 included the following components:

                                                                  1994 1993 1992
                                                                  ---- ---- ----
                                                                   (MILLIONS OF
                                                                     DOLLARS)
Service cost.....................................................  $4   $3   $2
Interest cost....................................................   4    4    3
                                                                  ---  ---  ---
Net periodic postretirement benefit cost.........................  $8   $7   $5
                                                                  ===  ===  ===

  The medical cost trend rate was assumed to increase 10 percent annually from 1992 to 1996, 8 percent annually from 1997 to 2001 and 6 percent annually thereafter. Increasing the health care cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1994 by $9 million and increase net periodic postretirement benefit cost for 1994 by $2 million. The discount rate used was 8.25 percent.

15.  STOCK OPTIONS

  In November 1989, the Board of Directors adopted the 1990 Long-Term Incentive Plan (the 1990 Plan). The 1990 Plan, which became effective January 1, 1990, provides, among other things, for the granting to officers and other key management employees of nonqualified stock options for the purchase of up to two million shares of the company's common stock. The option price per share is fixed by the Long-Term Incentive Plan Administration Subcommittee (the subcommittee) of the Board of Directors, which administers the 1990 Plan, but may not be less than the fair market value of the company's common stock on the date the option is granted. The maximum option period is ten years. Options granted may be exercised after one year of continuous service with ARCO, the company, or any of their subsidiaries immediately following the date of the grant unless the subcommittee establishes a longer waiting period.

  In July 1987, ARCO, the company's sole stockholder at the time, approved the 1987 Executive Long-Term Incentive Plan (the 1987 Plan). The 1987 Plan, which became effective September 1, 1987, provided, among other things, for the granting to officers and other key management employees of non-qualified stock options for the purchase of up to 290,000 shares of the company's common stock at $32 per share. The options are currently exercisable through October 1997. No additional options will be granted under the 1987 Plan.

  The following table summarizes the activity relating to the company's stock option plans:

                                              1994        1993          1992
                                          ------------  ---------     ---------
                                           (NUMBER OF SHARES, EXCEPT PER
                                                    SHARE DATA)
Outstanding at beginning of year.........    1,280,806  1,126,556       950,939
Granted..................................      250,000    225,900       218,150
Exercised................................      (86,500)   (71,650)      (42,533)
Cancelled/forfeited......................       (1,200)        --            --
Outstanding at end of year...............    1,443,106  1,280,806     1,126,556
Exercisable at end of year...............    1,193,106  1,054,906       908,406
Available for grant at end of year.......      613,110    863,110     1,089,010
Average option price per share:
  Shares under option.................... $32-48 9/16    $32-41 15/16   $32-39
  Shares exercised.......................  32-41 15/16    32-39       32-37 1/8

16.  EARNINGS PER COMMON SHARE

  Earnings per common share are computed based on the weighted average number of shares outstanding during the year. For 1994, 1993 and 1992, the weighted average number of shares was 96,059,348; 95,956,777 and 95,898,909 shares, respectively. The effect of stock options issued under the 1987 Executive Long-Term Incentive Plan and the 1990 Long-Term Incentive Plan (see Note 15) on the computation of primary and fully diluted earnings per common share was not material and had no effect on the reported earnings per common share.

17.  SUPPLEMENTAL CASH FLOW INFORMATION

  Following is supplemental cash flow information provided for the years ended December 31, 1994, 1993, and 1992:

                                                       1994     1993     1992
                                                      -------  -------  -------
                                                       (MILLIONS OF DOLLARS)
Short-term investments:
  Gross proceeds from sales.......................... $    --  $    43  $   107
  Gross purchases....................................              (34)     (38)
                                                           --
                                                      -------  -------  -------
  Net proceeds....................................... $    --  $     9  $    69
                                                      =======  =======  =======
Notes payable:
  Gross proceeds from issuances...................... $   724  $   601  $   275
  Gross repayments...................................    (757)    (580)    (240)
                                                      -------  -------  -------
  Net (repayments) proceeds.......................... $   (33) $    21  $    35
                                                      =======  =======  =======
Cash paid during the year for:
  Interest (net of amount capitalized)............... $    82  $   105  $    75
  Income taxes.......................................      93       51       94

18.  LEASE COMMITMENTS

  The company leases various facilities and equipment under noncancelable lease arrangements for varying periods. At December 31, 1994, future minimum lease payments for all noncancelable operating leases with lease terms in excess of one year were as follows:

                                                                      (MILLIONS
                                                                     OF DOLLARS)
      1995..........................................................    $ 49
      1996..........................................................      40
      1997..........................................................      29
      1998..........................................................      21
      1999..........................................................      12
      Later years...................................................      45
                                                                        ----
        Total minimum lease payments................................    $196
                                                                        ====

  Net rental expense for the years ended December 31, 1994, 1993, and 1992 was as follows:

                                                      1994      1993      1992
                                                     -------   -------   -------
                                                      (MILLIONS OF DOLLARS)
Minimum rentals.....................................     $88       $81       $77
Sublease rental income..............................      (3)       (3)       (3)
                                                     -------   -------   -------
  Net rental expense................................     $85       $78       $74
                                                     =======   =======   =======

19.  FOREIGN CURRENCY TRANSACTIONS

  For the years ended December 31, 1994, 1993, and 1992, losses on foreign exchange transactions, including foreign currency derivative instruments, were $2 million, $1 million, and $15 million, respectively. See Note 20.

20.FINANCIAL INSTRUMENTS

  The company does not hold or issue financial instruments for speculative trading purposes.

  Various types of foreign currency forward, option and swap contracts are used to hedge foreign exchange exposures. Foreign exchange exposures result from cash flows between U.S. and international operations and transactions denominated in currencies other than the local currency of an operating entity. Forward and option contracts are used predominantly to hedge exposures of less than one year in duration. Swap contracts are used to hedge intercompany debt exposures with maturities exceeding one year. At December 31, 1994, the company had foreign currency swap contracts outstanding which mature at various dates through March, 1999. At December 31, 1994 and 1993, the notional amounts of foreign currency contracts outstanding, principally European currencies, were $120 million and $85 million, respectively.

  Gains and losses, realized and unrealized, on foreign currency forward and option contracts covering anticipatory cash flows are recognized currently as other income or expense in the results of operations. Gains and losses on foreign currency swaps are recognized currently in income and offset foreign exchange gains and losses on the underlying intercompany loans. Net gains or losses associated with derivative contracts for 1994 and 1993 were not material.

  The carrying value and estimated fair value of the company's financial instruments as of December 31, 1994 and 1993 were as follows:

                                                      1994            1993
                                                 --------------  ---------------
                                                 CARRYING FAIR   CARRYING  FAIR
                                                  VALUE   VALUE   VALUE   VALUE
                                                 -------- -----  -------- ------
                                                     (MILLIONS OF DOLLARS)
Nonderivatives:
  Other investments and long-term receivables...   $ 97   $ 97     $ 84   $   84
  Notes payable.................................     23     23       54       54
  Long-term debt (including current maturities).    913    968      905    1,075
Derivatives:
  Foreign currency swaps (loss) gain............     (4)    (4)       4        4

The carrying amounts of nonderivative financial instruments are reported on the balance sheet under the indicated captions. All derivative instruments are off-balance-sheet instruments, however net receivable or payable positions related to derivative instruments are carried on the balance sheet.

  Other investments and long-term receivables, which consist primarily of equity investments in affiliated companies, were valued using current financial and other available information. The fair value of notes payable approximates carrying value due to the relatively short-term maturities of such instruments. Long-term debt was valued based on quoted market prices for the same or similar issues or on the current rates offered to the company for debt of the same remaining maturities. The fair value of foreign currency swaps represents the amount to be exchanged if the existing contracts were settled at year end and are based on market quotes.

  The company is exposed to credit risk related to its financial instruments in the event of nonperformance by the counterparties. The company does not generally require collateral or other security to support these financial instruments. However, the counterparties to these transactions are major institutions deemed creditworthy by the company; the company does not anticipate nonperformance by the counterparties.

21.  CORPORATE RESTRUCTURING PROGRAM

  In November, 1994, the company announced a worldwide corporate restructuring program to reorganize its work force on a global basis. In connection with the restructuring, approximately 130 people will be leaving the company. The company accrued $30 million before tax in the fourth quarter of 1994, consisting primarily of personnel costs (pension enhancements, severance and other ancillary costs) associated with the terminations.

  Of the total accrued, approximately one half related to severance and other ancillary costs that will be paid from company funds within the next year. The remainder, primarily related to enhanced pension benefits, will be paid from the assets of qualified pension plans. The company funds these qualified pension plans on a long-term basis, giving consideration to statutory and actuarial requirements and tax regulations.

  Through December 31, 1994, no employees had been terminated nor were any payments made.

22.  SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

                              MARCH        JUNE        SEPTEMBER      DECEMBER
                               31           30            30             31
                            -----------  ----------- -------------  ------------
                            (MILLIONS OF DOLLARS, EXCEPT PER SHARE DATA)
     1994
     ----
Net sales..................        $757         $824          $895           $947
Gross profit...............         170          216           223            228
Net income (1).............          45           68            81             75
Earnings per common share
 (3).......................         .47          .71           .84            .78
     1993
     ----
Net sales..................        $767         $803          $782           $840
Gross profit...............         177          180           178            204
Net income (2).............          52           47            47             68
Earnings per common share
 (3).......................         .54          .49           .49            .71

- --------
(1) The fourth quarter 1994 includes a charge of $19 million ($.20 per share) for corporate restructuring costs and a benefit of $12 million ($.12 per share) from insurance proceeds.
(2) The fourth quarter 1993 includes a charge of $10 million ($.10 per share) related to early extinguishment of debt. See Note 11.
(3) Earnings per common share calculations for each of the quarters are based on the weighted average number of shares outstanding for each period. The sum of the quarters may not necessarily be equal to the full year earnings per share amount.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information regarding executive officers of the company is included in Part
I. For the other information called for by Items 10, 11, 12, and 13, reference is made to the company's definitive proxy statement for its Annual Meeting of Stockholders, to be held on May 11, 1995, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1994, and which is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K

(A) THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS REPORT:

 1. and 2.    Financial Statements: These documents are listed in the Index to Consolidated
              Financial Statements. See Item 8.
3. Exhibits:
     3.1      Certificate of Amendment and Restated Certificate of Incorporation of ARCO
              Chemical Company, filed as an Exhibit bearing the same number to the company's Registration Statement on Form S-1 (No. 33-15930), filed on July
              28, 1987, and incorporated herein by reference.
     3.2      By-Laws of ARCO Chemical Company, filed as an Exhibit bearing the same number to the company's Registration Statement on Form S-1 (No. 33-15930), filed on
              July 28, 1987, and incorporated herein by reference.
     4.1      Indenture, dated as of June 15, 1988, between ARCO Chemical Company and The
              Bank of New York as Trustee, filed as Exhibit 4.2 to the company's Registra-
              tion Statement on Form S-3 (No. 33-23340), filed on July 27, 1988, and incor-
              porated herein by reference.
     4.2      Forms of Debt Securities issuable under the Indenture referred to in Exhibit
              4.1, filed as Exhibit 4.1 to the company's Registration Statement on Form S-3
              (No. 33-23340), filed on July 27, 1988, and incorporated herein by reference.
     4.3      Form of Debt Security issuable under the Indenture referred to in Exhibit
              4.1, filed as Exhibit 4 to the company's Current Report on Form 8-K dated
              January 30, 1990, and incorporated herein by reference.
     4.4      Forms of Debt Securities issuable under the Indenture referred to in Exhibit
              4.1, filed as Exhibits 4.1 and 4.2 to the company's Current Report on Form 8-
              K dated October 31, 1990, and incorporated herein by reference.

 4.5  Form of Debt Security issuable under the Indenture referred to in Exhibit
      4.1, filed as Exhibit 4 to the company's Current Report on Form 8-K dated De-
      cember 7, 1990, and incorporated herein by reference.
 4.6  Credit Agreement, dated as of November 19, 1993, between ARCO Chemical Com-
      pany and The First National Bank of Chicago, as Agent for the banks listed therein, filed as an Exhibit bearing the same number to the company's Annual
      Report on Form 10-K for 1993, and incorporated herein by reference.
 4.7  Credit Agreement, dated as of November 19, 1993, between ARCO Chemical Com-
      pany and The First National Bank of Chicago, as Agent for the banks listed therein, filed as an Exhibit bearing the same number to the company's Annual
      Report on Form 10-K for 1993, and incorporated herein by reference.
 4.8  Amendment No. 1 to the Credit Agreement, dated as of October 14, 1994, be-
      tween ARCO Chemical Company and The First National Bank of Chicago, as Agent
      for the banks listed therein.
 4.9  Instruments defining the rights of holders of long-term debt not registered under the Securities Exchange Act of 1934 (other than long-term debt issued pursuant to the Credit Agreement) are not filed because the total amount of securities authorized under any such instrument does not exceed 10 percent of the consolidated total assets of the company. The company agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.
10.1  ARCO Chemical Company Annual Incentive Plan, effective January 1, 1988, filed as an Exhibit bearing the same number to the company's Annual Report on Form
      10-K for 1993, and incorporated herein by reference.
10.2  Resolutions relating to Amendment No. 1 to ARCO Chemical Company Annual In-
      centive Plan, as adopted February 15, 1989, filed as an Exhibit bearing the same number to the company's Annual Report on Form 10-K for 1990, and incor-
      porated herein by reference.
10.3  Resolutions relating to Amendment No. 2 to ARCO Chemical Company Annual In-
      centive Plan, as adopted July 17, 1990, effective September 1, 1990, filed as an Exhibit bearing the same number to the company's Annual Report on Form 10-
      K for 1990, and incorporated herein by reference.
10.4  Amendment and Restatement of ARCO Chemical Company Executive Supplementary
      Savings Plan, effective January 1, 1989, filed as Exhibit 10.5 to the company's Annual Report on Form 10-K for 1990, and incorporated herein by reference.
10.5  Resolutions relating to Amendment No. 2 to ARCO Chemical Company Executive
      Supplementary Savings Plan, as adopted July 17, 1990, effective September 1,
      1990, filed as Exhibit 10.6 to the company's Annual Report on Form 10-K for
      1990, and incorporated herein by reference.
10.6  ARCO Chemical Company 1987 Executive Long-Term Incentive Plan, filed as Ex-
      hibit 10.12 to the company's Registration Statement on Form S-1 (No. 33-
      15930), filed on July 28, 1987, and incorporated herein by reference.
10.7  ARCO Chemical Company 1990 Long-Term Incentive Plan, as amended.
10.8  ARCO Chemical Company Retirement Benefit Restoration Plan, effective January
      1, 1988, filed as Exhibit 10.10 to the company's Annual Report on Form 10-K for 1993, and incorporated herein by reference.
10.9  Resolutions relating to Amendment No. 1 to ARCO Chemical Company Retirement
      Benefit Restoration Plan, as adopted July 17, 1990, effective September 1,
      1990, filed as Exhibit 10.10 to the company's Annual Report on Form 10-K for
      1990, and incorporated herein by reference.

10.10  ARCO Chemical Company Supplementary Executive Retirement Plan, effective
       October 1, 1990, filed as Exhibit 10.13 to the company's Annual Report on
       Form 10-K for 1992, and incorporated herein by reference.
10.11  ARCO Chemical Company Financial Counseling Policy, effective January 1, 1988, filed as Exhibit 10.13 to the company's Annual Report on Form 10-K for 1993, and incorporated herein by reference.
10.12  ARCO Chemical Company Executive Medical Insurance Plan (Summary Plan Descrip-
       tion), effective January 1, 1988, filed as Exhibit 10.14 to the company's An-
       nual Report on Form 10-K for 1993, and incorporated herein by reference.
10.13  ARCO Chemical Company Key Management Deferral Plan, effective October 1,
       1990, filed as Exhibit 10.19 to the company's Annual Report on Form 10-K for
       1990, and incorporated herein by reference.
10.14  ARCO Chemical Company Key Management Long-Term Disability Plan, effective Oc-
       tober 1, 1990, filed as Exhibit 10.16 to the company's Annual Report on Form
       10-K for 1992, and incorporated herein by reference.
10.15  Resolutions relating to ARCO Chemical Company Key Management Life Insurance
       Plan, as adopted July 17, 1990, effective August 1, 1990, filed as Exhibit
       10.21 to the company's Annual Report on Form 10-K for 1990, and incorporated herein by reference.
10.16  ARCO Chemical Company Retirement Plan for Outside Directors, as amended and restated effective October 1, 1990, filed as Exhibit 10.18 to the company's
       Annual Report on Form 10-K for 1992, and incorporated herein by reference.
10.17  ARCO Chemical Company Deferral Plan for Outside Directors, effective October
       1, 1990, filed as Exhibit 10.19 to the company's Annual Report on Form 10-K for 1992, and incorporated herein by reference.
10.18  Cross-Indemnification Agreement, dated as of June 1, 1987, between ARCO Chem-
       ical Company and Atlantic Richfield Company, filed as Exhibit 10.2(a) to the company's Registration Statement on Form S-1 (No. 33-15930), filed on July
       28, 1987, and incorporated herein by reference.
10.19  Amendment No. 1 to Cross-Indemnification Agreement, dated as of June 30,
       1987, between ARCO Chemical Company and Atlantic Richfield Company, filed as
       Exhibit 10.2(b) to the company's Registration Statement on Form S-1 (No. 33-
       15930), filed on July 28, 1987, and incorporated herein by reference.
10.20  Amendment No. 2 to Cross-Indemnification Agreement, dated as of July 1, 1987, between ARCO Chemical Company and Atlantic Richfield Company, filed as Ex-
       hibit 10.2(c) to Amendment No. 1 to the company's Registration Statement on
       Form S-1 (No. 33-15930), filed on August 21, 1987, and incorporated herein by reference.
10.21  Tax Sharing Agreement, dated as of June 3, 1987, between ARCO Chemical Com-
       pany and Atlantic Richfield Company, filed as Exhibit 10.3(a) to the company's Registration Statement on Form S-1 (No. 33-15930), filed on July
       28, 1987, and incorporated herein by reference.
10.22  Amendment No. 1 to Tax Sharing Agreement, dated as of June 30, 1987, between
       ARCO Chemical Company and Atlantic Richfield Company, filed as Exhibit
       10.3(b) to the company's Registration Statement on Form S-1 (No. 33-15930), filed on July 28, 1987, and incorporated herein by reference.
10.23  Modification to Tax Sharing Agreement, dated May 31, 1994, between ARCO Chem-
       ical Company and Atlantic Richfield Company.
10.24  LPC/ACC Services Agreement, dated as of June 30, 1987, between ARCO Chemical
       Company and Lyondell Petrochemical Company, filed as Exhibit 10.4 to the company's Registration Statement on Form S-1 (No. 33-15930), filed on July
       28, 1987, and incorporated herein by reference.

10.25  Services Agreement, dated as of July 18, 1987, between ARCO Chemical Company and Atlantic Richfield Company, filed as Exhibit 10.5 to the company's Regis-
       tration Statement on Form S-1 (No. 33-15930), filed on July 28, 1987, and in-
       corporated herein by reference.
10.26  Amendment No. 1 to Services Agreement, dated as of March 30, 1990, between
       ARCO Chemical Company and Atlantic Richfield Company, filed as Exhibit 10.29 to the company's Annual Report on Form 10-K for 1990, and incorporated herein by reference.
10.27  Shareholder Agreement, dated as of June 30, 1987, between ARCO Chemical Com-
       pany and Atlantic Richfield Company, filed as Exhibit 10.6 to the company's
       Registration Statement on Form S-1 (No. 33-15930), filed on July 28, 1987, and incorporated herein by reference.
10.28  Form of ARCO Chemical Company Indemnity Agreement with officers and direc-
       tors, filed as Exhibit 10.8 to the company's Registration Statement on Form
       S-1 (No. 33-15930), filed on July 28, 1987, and incorporated herein by refer-
       ence.
12     Statement re computation of the ratio of earnings to fixed charges.
21     Subsidiaries of ARCO Chemical Company.
23     Consent of Independent Accountants.
24     Power of Attorney.
27     Financial Data Schedule.

  Copies of exhibits will be furnished upon prepayment of 25 cents per page. Requests should be addressed to the Corporate Secretary.

(B) REPORTS ON FORM 8-K:

  ARCO Chemical Company filed a Current Report on Form 8-K, dated December 6, 1994, which contained a press release, dated December 6, 1994, announcing the transaction with Rhone-Poulenc regarding toluene di-isocyanate arrangements.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Newtown Square, Commonwealth of Pennsylvania, on February 28, 1995.

                                          ARCO Chemical Company


                                          By:          ALAN R. HIRSIG
                                              ---------------------------------
                                                       Alan R. Hirsig
                                               President and Chief Executive
                                                          Officer

                               ----------------

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

              SIGNATURE                         TITLE                DATE
              ---------                         -----                ----

          LODWRICK M. COOK*                Chairman of the
- -------------------------------------    Board and Director
          Lodwrick M. Cook

           ALAN R. HIRSIG                 President, Chief
- -------------------------------------     Executive Officer
           Alan R. Hirsig                   and Director

        MARVIN O. SCHLANGER*               Executive Vice
- -------------------------------------     President, Chief
         Marvin O. Schlanger              Operating Officer
                                            and Director

          JACK E. OPPASSER*                  Senior Vice
- -------------------------------------       President and
          Jack E. Oppasser                    Director

         WALTER J. TUSINSKI*                 Senior Vice
- -------------------------------------     President, Chief
         Walter J. Tusinski               Financial Officer       February 28,
                                            and Director                  1995

          PETER C. HARRIS*               Vice President and
- -------------------------------------         Director
           Peter C. Harris

         RONALD J. ARNAULT*                   Director
- -------------------------------------
          Ronald J. Arnault

          WALTER F. BERAN*                    Director
- -------------------------------------
           Walter F. Beran

         E. KENT DAMON, JR.*                  Director
- -------------------------------------
         E. Kent Damon, Jr.

          MARIE L. KNOWLES*                   Director
- -------------------------------------
          Marie L. Knowles

              SIGNATURE                         TITLE                DATE
              ---------                         -----                ----

         JAMES A. MIDDLETON*                  Director
- -------------------------------------
         James A. Middleton

            FRANK SAVAGE*                     Director
- -------------------------------------
            Frank Savage

       ROBERT H. STEWART, III*                Director
- -------------------------------------
       Robert H. Stewart, III
                                                                   February 28,
            JOHN A. SHAW                 Vice President and                1995
- -------------------------------------        Controller
            John A. Shaw                     (principal
                                         accounting officer)


*By:        JOHN A. SHAW
    ---------------------------------
            John A. Shaw

         (Attorney in fact)

                                    EXHIBITS
                                       TO
                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994        COMMISSION FILE NUMBER 1-9678
                             ARCO CHEMICAL COMPANY

                                 EXHIBIT INDEX

 EXHIBIT
   NO.
 -------
   3.1   Certificate of Amendment and Restated Certificate of Incorpora-
         tion of ARCO Chemical Company, filed as an Exhibit bearing the same number to the company's Registration Statement on Form S-1
         (No. 33-15930), filed on July 28, 1987, and incorporated herein by reference...................................................
   3.2   By-Laws of ARCO Chemical Company, filed as an Exhibit bearing the same number to the company's Registration Statement on Form
         S-1 (No. 33-15930), filed on July 28, 1987, and incorporated herein by reference............................................
   4.1   Indenture, dated as of June 15, 1988, between ARCO Chemical
         Company and The Bank of New York as Trustee, filed as Exhibit
         4.2 to the company's Registration Statement on Form S-3 (No.
         33-23340), filed on July 27, 1988, and incorporated herein by reference......................................................
   4.2   Forms of Debt Securities issuable under the Indenture referred to in Exhibit 4.1, filed as Exhibit 4.1 to the company's Regis-
         tration Statement on Form S-3 (No. 33-23340), filed on July 27,
         1988, and incorporated herein by reference.....................
   4.3   Form of Debt Security issuable under the Indenture referred to in Exhibit 4.1, filed as Exhibit 4 to the company's Current Re-
         port on Form 8-K dated January 30, 1990, and incorporated
         herein by reference............................................
   4.4   Forms of Debt Securities issuable under the Indenture referred to in Exhibit 4.1, filed as Exhibits 4.1 and 4.2 to the
         company's Current Report on Form 8-K dated October 31, 1990, and incorporated herein by reference...........................
   4.5   Form of Debt Security issuable under the Indenture referred to in Exhibit 4.1, filed as Exhibit 4 to the company's Current Re-
         port on Form 8-K dated December 7, 1990, and incorporated
         herein by reference............................................
   4.6   Credit Agreement, dated as of November 19, 1993, between ARCO
         Chemical Company and The First National Bank of Chicago, as
         Agent for the banks listed therein, filed as an Exhibit bearing the same number to the company's Annual Report on Form 10-K for
         1993, and incorporated herein by reference.....................
   4.7   Credit Agreement, dated as of November 19, 1993, between ARCO
         Chemical Company and The First National Bank of Chicago, as
         Agent for the banks listed therein, filed as an Exhibit bearing the same number to the company's Annual Report on Form 10-K for
         1993, and incorporated herein by reference.....................
   4.8   Amendment No. 1 to the Credit Agreement, dated as of October
         14, 1994, between ARCO Chemical Company and The First National
         Bank of Chicago, as Agent for the banks listed therein.........

 EXHIBIT
   NO.
 -------
   4.9   Instruments defining the rights of holders of long-term debt not registered under the Securities Exchange Act of 1934 (other than long-term debt issued pursuant to the Credit Agreement)
         are not filed because the total amount of securities authorized under any such instrument does not exceed 10 percent of the consolidated total assets of the company. The company agrees to furnish a copy of any such instrument to the Securities and Ex-
         change Commission upon request.................................
  10.1   ARCO Chemical Company Annual Incentive Plan, effective January
         1, 1988, filed as an Exhibit bearing the same number to the company's Annual Report on Form 10-K, and incorporated herein by reference ..................................................
  10.2   Resolutions relating to Amendment No. 1 to ARCO Chemical Com-
         pany Annual Incentive Plan, as adopted February 15, 1989, filed as an Exhibit bearing the same number to the company's Annual
         Report on Form 10-K for 1990, and incorporated herein by refer-
         ence...........................................................
  10.3   Resolutions relating to Amendment No. 2 to ARCO Chemical Com-
         pany Annual Incentive Plan, as adopted July 17, 1990, effective
         September 1, 1990, filed as an Exhibit bearing the same number to the company's Annual Report on Form 10-K for 1990, and in-
         corporated herein by reference ................................
  10.4   Amendment and Restatement of ARCO Chemical Company Executive
         Supplementary Savings Plan, effective January 1, 1989, filed as
         Exhibit 10.5 to the company's Annual Report on Form 10-K for
         1990, and incorporated herein by reference.....................
  10.5   Resolutions relating to Amendment No. 2 to ARCO Chemical Com-
         pany Executive Supplementary Savings Plan, as adopted July 17,
         1990, effective September 1, 1990, filed as Exhibit 10.6 to the company's Annual Report on Form 10-K for 1990, and incorporated herein by reference............................................
  10.6   ARCO Chemical Company 1987 Executive Long-Term Incentive Plan,
         filed as Exhibit 10.12 to the company's Registration Statement on Form S-1 (No. 33-15930), filed on July 28, 1987, and incor-
         porated herein by reference....................................
  10.7   ARCO Chemical Company 1990 Long-Term Incentive Plan, as amend-
         ed;............................................................
  10.8   ARCO Chemical Company Retirement Benefit Restoration Plan, ef-
         fective
         January 1, 1988, filed as Exhibit 10.10 to the Company's Annual
         Report on Form 10-K for 1993, and incorporated herein by refer-
         ence...........................................................
  10.9   Resolutions relating to Amendment No. 1 to ARCO Chemical Com-
         pany Retirement Benefit Restoration Plan, as adopted July 17,
         1990, effective September 1, 1990, filed as Exhibit 10.10 to the company's Annual Report on Form 10-K for 1990, and incorpo-
         rated herein by reference......................................
  10.10  ARCO Chemical Company Supplementary Executive Retirement Plan,
         effective October 1, 1990, filed as Exhibit 10.12 to the
         company's Annual Report on Form 10-K for 1992, and incorporated herein by reference............................................
  10.11  ARCO Chemical Company Financial Counseling Policy, effective
         January 1, 1988, filed as Exhibit 10.13 to the company's Annual
         Report on Form 10-K for 1993, and incorporated herein by refer-
         ence...........................................................
  10.12  ARCO Chemical Company Executive Medical Insurance Plan (Summary
         Plan Description), effective January 1, 1988, filed as Exhibit
         10.14 to the company's Annual Report on Form 10-K for 1993, and incorporated herein by reference...............................
  10.13  ARCO Chemical Company Key Management Deferral Plan, effective
         October 1, 1990, filed as Exhibit 10.19 to the company's Annual
         Report on Form 10-K for 1990, and incorporated herein by refer-
         ence...........................................................

 EXHIBIT
   NO.
 -------
  10.14  ARCO Chemical Company Key Management Long-Term Disability Plan,
         effective October 1, 1990, filed as Exhibit 10.16 to the
         company's Annual Report on Form 10-K for 1992, and incorporated herein by reference. ...........................................
  10.15  Resolutions relating to ARCO Chemical Company Key Management
         Life Insurance Plan, as adopted July 17, 1990, effective August
         1, 1990, filed as Exhibit 10.21 to the company's Annual Report on Form 10-K for 1990, and incorporated herein by reference.....
  10.16  ARCO Chemical Company Retirement Plan for Outside Directors, as
         amended and restated effective October 1,1990, filed as Exhibit
         10.18 to the company's Annual Report on Form 10-K for 1992, and incorporated herein by reference. ..............................
  10.17  ARCO Chemical Company Deferral Plan for Outside Directors, ef-
         fective October 1, 1990, filed as Exhibit 10.19 to the company's
         Annual Report on Form 10-K for 1992, and incorporated herein by reference.......................................................
  10.18  Cross-Indemnification Agreement, dated as of June 1, 1987, be-
         tween ARCO Chemical Company and Atlantic Richfield Company, filed as Exhibit 10.2(a) to the company's Registration Statement on Form S-1 (No. 33-15930), filed on July 28, 1987, and incorpo-
         rated herein by reference.......................................
  10.19  Amendment No. 1 to Cross-Indemnification Agreement, dated as of
         June 30, 1987, between ARCO Chemical Company and Atlantic Rich-
         field Company, filed as Exhibit 10.2(b) to the company's Regis-
         tration Statement on Form S-1 (No. 33-15930), filed on July 28,
         1987, and incorporated herein by reference......................
  10.20  Amendment No. 2 to Cross-Indemnification Agreement, dated as of
         July 1, 1987, between ARCO Chemical Company and Atlantic Rich-
         field Company, filed as Exhibit 10.2(c) to Amendment No. 1 to the company's Registration Statement on Form S-1 (No. 33-15930), filed on August 21, 1987, and incorporated herein by reference..
  10.21  Tax Sharing Agreement, dated as of June 3, 1987, between ARCO
         Chemical Company and Atlantic Richfield Company, filed as Ex-
         hibit 10.3(a) to the company's Registration Statement on Form S-
         1 (No. 33-15930), filed on July 28, 1987, and incorporated herein by reference.............................................
  10.22  Amendment No. 1 to Tax Sharing Agreement, dated as of June 30,
         1987, between ARCO Chemical Company and Atlantic Richfield Com-
         pany, filed as Exhibit 10.3(b) to the company's Registration
         Statement on Form S-1 (No. 33-15930), filed on July 28, 1987, and incorporated herein by reference............................
  10.23  Modification to Tax Sharing Agreement, dated May 31, 1994, be-
         tween ARCO Chemical Company and Atlantic Richfield Company......
  10.24  LPC/ACC Services Agreement, dated as of June 30, 1987, between
         ARCO Chemical Company and Lyondell Petrochemical Company, filed as Exhibit 10.4 to the company's Registration Statement on Form
         S-1 (No. 33-15930), filed on July 28, 1987, and incorporated herein by reference.............................................
  10.25  Services Agreement, dated as of July 18, 1987, between ARCO
         Chemical Company and Atlantic Richfield Company, filed as Ex-
         hibit 10.5 to the company's Registration Statement on Form S-1
         (No. 33-15930), filed on July 28, 1987, and incorporated herein by reference....................................................
  10.26  Amendment No. 1 to Services Agreement, dated as of March 30,
         1990, between ARCO Chemical Company and Atlantic Richfield Com-
         pany, filed as Exhibit 10.29 to the company's Annual Report on
         Form 10-K for 1990, and incorporated herein by reference........
  10.27  Shareholder Agreement, dated as of June 30, 1987, between ARCO
         Chemical Company and Atlantic Richfield Company, filed as Ex-
         hibit 10.6 to the company's Registration Statement on Form S-1
         (No. 33-15930), filed on July 28, 1987, and incorporated herein by reference....................................................
  10.28  Form of ARCO Chemical Company Indemnity Agreement with officers and directors, filed as Exhibit 10.8 to the company's Registra-
         tion Statement on Form S-1 (No. 33-15930), filed on July 28,
         1987, and incorporated herein by reference......................
  12     Statement re computation of the ratio of earnings to fixed charges.........................................................
  21     Subsidiaries of ARCO Chemical Company...........................
  23     Consent of Independent Accountants..............................
  24     Power of Attorney...............................................
  27     Financial Data Schedule.........................................