Form 10-Q
period 1995-03-31
ARCO CHEMICAL CO
filed 1995-04-28
CIK 819544

- -------------------------------------------------------------------------------
  --------------------------------------------------------------------------
     --------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
                                  -----------

          [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1995

                 --------------------------------------------

                         Commission file number 1-9678

                     ------------------------------------

                             ARCO Chemical Company
            (Exact name of registrant as specified in its charter)

                                  -----------

                Delaware                               51-0104393
       (State or other jurisdiction of      (I.R.S. Employer Identification No.)
         incorporation or organization)

          3801 West Chester Pike
       Newtown Square, Pennsylvania                    19073-2387
   (Address of principal executive offices)            (Zip Code)

                                  -----------

                                (610) 359-2000
             (Registrant's telephone number, including area code)

                                  -----------

                                Not Applicable
  (Former name, former address and former fiscal year, if changed since last report)

                                  -----------


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No ___


   Number of shares of Common Stock, $1.00 par value, outstanding as of March 31, 1995: 96,193,359.

    ----------------------------------------------------------------------
  ---------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                        PART I.  FINANCIAL INFORMATION

                Item 1.  ARCO CHEMICAL COMPANY AND SUBSIDIARIES
                 CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                       CONSOLIDATED STATEMENTS OF INCOME
                 (Millions of Dollars, Except Per Share Data)

                                         Three Months
                                            Ended
                                           March 31,
                                       ----------------
                                        1995      1994
                                        ----      ----
Sales and other operating revenues     $1,141    $ 757
Costs and other operating expenses        844      587
                                       ------    -----
    Gross profit                          297      170
Selling, general and administrative
  expenses                                 64       57
Research and development                   18       17
                                       ------    -----
    Operating income                      215       96
Interest expense                          (22)     (21)
Other income, net                           5        1
                                       ------    -----
    Income before income taxes            198       76
Provision for income taxes                 72       31
                                       ------    -----
    Net income                         $  126    $  45
                                       ======    =====
    Earnings per common share          $ 1.31    $ .47
                                       ======    =====
    Cash dividends paid per common
      share                            $ .625    $.625
                                       ======    =====




                            See accompanying notes.

                             ARCO CHEMICAL COMPANY
                          CONSOLIDATED BALANCE SHEETS
                             (Millions of Dollars)


                                                March 31,     December 31,
                                                  1995           1994
                                                  ----           ----

                    ASSETS
Current assets:
    Cash and cash equivalents                    $  105       $  144
    Accounts receivable                             693          565
    Inventories                                     400          397
    Prepaid expenses and other current assets        40           18
                                                 ------       ------
        Total current assets                      1,238        1,124
Investments and long-term receivables                94           97
Property, plant and equipment, net                2,279        2,221
Deferred charges and other assets (net of
  accumulated amortization of $257 in 1995
  and $247 in 1994)                                 366          295
                                                 ------       ------
        Total assets                             $3,977       $3,737
                                                 ======       ======

                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
    Notes payable                              $   24         $   23
    Long-term debt due within one year             17             15
    Accounts payable                              277            242
    Taxes payable                                 113             66
    Other accrued liabilities                     203            199
                                               ------         ------
        Total current liabilities                 634            545
Long-term debt                                    906            898
Other liabilities and deferred credits            148            142
Deferred income taxes                             405            369
Minority interest                                 118            124

Stockholders' equity:
    Common stock                                  100            100
    Additional paid-in capital                    865            864
    Retained earnings                             798            732
    Foreign currency translation                  107             70
    Treasury stock, at cost                      (104)          (107)
                                               ------         ------
        Total stockholders' equity              1,766          1,659
                                               ------         ------

        Total liabilities and stockholders'
          equity                               $3,977         $3,737
                                               ======         ======




                            See accompanying notes.

                             ARCO CHEMICAL COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Millions of Dollars)


                                                    Three Months Ended
                                                        March 31,
                                                   --------------------
                                                        1995      1994
                                                       -----     -----
 Cash flows from operating activities
     Net income                                        $ 126     $  45
     Adjustments to reconcile net income
       to net cash provided by operating
       activities:
         Depreciation and amortization                    59        57
         Net change in accounts receivable              (101)        8
         Net change in inventories, accounts
           and other payables                             82        21
         Other                                           (32)      (28)
                                                       -----     -----

     Net cash provided by operating activities           134       103
                                                       -----     -----

 Cash flows from investment activities
     Increase in deferred charges                        (74)        -
     Capital expenditures                                (28)      (34)
     Other                                                 -        21
                                                       -----     -----

     Net cash used in investment activities             (102)      (13)
                                                       -----     -----

 Cash flows from financing activities
     Dividends paid                                      (60)      (60)
     Net repayments of notes payable                      (1)      (25)
     Repayment of long-term debt                         (14)      (12)
     Other                                                 4         2
                                                       -----     -----

     Net cash used in financing activities               (71)      (95)
                                                       -----     -----

 Effect of exchange rate changes on cash                   -         -
                                                       -----     -----

 Net decrease in cash and cash equivalents               (39)       (5)

 Cash and cash equivalents at beginning of year          144        42
                                                       -----     -----

 Cash and cash equivalents at end of period            $ 105     $  37
                                                       =====     =====




                            See accompanying notes.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


 NOTE A.  Basis of Presentation

          The foregoing financial information is unaudited and has been prepared from the records of ARCO Chemical Company (the company). In the opinion of management, the financial information reflects all adjustments (consisting only of items of a normal recurring nature) necessary for a fair statement of financial position and results of operations in conformity with generally accepted accounting principles. Certain amounts in 1994 have been reclassified for comparative purposes. These interim financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 1994.


 NOTE B.  Business Segment Information

          The following table sets forth certain information concerning the company's principal geographic regions for the periods indicated:



                                        Three Months Ended
                                             March 31,
                                        -----------------------
                                          1995        1994
                                          ----        ----

                                        (Millions of Dollars)
  Total revenues
    Americas                             $  789      $ 539
    Europe                                  354        211
    Asia Pacific                             58         54
    Elimination of interregional
      sales                                 (60)       (47)
                                         ------      -----

        Total                            $1,141      $ 757
                                         ======      =====

Pretax earnings
    Americas                             $  180      $  95
    Europe                                   (8)        (9)
    Asia Pacific                              3         (4)
    Corporate                                38         13
    Interest expense                        (22)       (21)
    Equity in net income of
      Asian joint venture                     3          -
    Eliminations                              4          2
                                         ------      -----

        Total                            $  198      $  76
                                         ======      =====


 Interregional sales are made at prices approximating current market values. Included in pretax earnings are royalty charges made from corporate to the regions for the use of company technology.

 NOTE C.  Inventories

          Inventories at March 31, 1995 and December 31, 1994 comprised the following categories:


                               1995       1994
                               ----       ----

                               (Millions of Dollars)
Finished goods                 $ 264      $ 272
Work-in-process                   35         35
Raw materials                     59         49
Materials and supplies            42         41
                               -----      -----

    Total                      $ 400      $ 397
                               =====      =====


 NOTE D.  Property, Plant and Equipment, Net

          Property, plant and equipment, at cost, and related accumulated depreciation at March 31, 1995 and December 31, 1994 were as follows:


                                       1995       1994
                                       ----       ----

                                       (Millions of Dollars)
Property, plant and equipment          $3,675     $3,524
Less:  accumulated depreciation         1,396      1,303
                                       ------     ------

    Total                              $2,279     $2,221
                                       ======     ======


NOTE E.   Contingencies

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

          At March 31, 1995, the company's environmental reserve totaled $49 million, which reflects the company's latest assessment of potential future costs associated with existing sites. A significant portion of the reserve is
 related to the company's Beaver   Valley (Pennsylvania)  facility.   The
 company and the Pennsylvania Department of Environmental Resources have agreed upon a work plan for testing and remedial process design with regard to conditions at the Beaver Valley plant. The reserve reflects an agreement between the company and another responsible party whereby that party has agreed to pay for approximately 50 percent of the cost of the remediation at the Beaver Valley plant. The remainder of the reserve is related to six other sites for amounts ranging from $1 million to $7 million per site.
 Substantially all amounts accrued are expected to be paid out over the next five to ten years.

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

          Management believes, based upon its past experience and best assessment of future events, that these environmental liabilities and costs will be determined and incurred over an extended period of time, allowing the company to fund such liabilities and costs through its operating cash flow, and therefore that the impact of such liabilities and costs would not be material in relation to the company's consolidated financial position as of March 31, 1995. Depending on the amounts of future operating results, the environmental liabilities to be recorded in a given annual or quarterly period may potentially result in charges that are material to the results of operations for that period.

          The company and Atlantic Richfield Company (ARCO) are parties to an agreement whereby the company has indemnified ARCO against certain claims or liabilities that ARCO may incur relating to ARCO's former ownership and operation of the oxygenates and polystyrenics businesses of the company, including liabilities under laws relating to the protection of the environment and the workplace and liabilities arising out of certain litigation. ARCO has indemnified the company with respect to claims or liabilities and other matters of litigation not related to the assets or businesses reflected in the consolidated financial statements. ARCO has also indemnified the company for certain federal, foreign, state, and local taxes that might be assessed upon audit of the operations of the company included in its consolidated financial statements for periods prior to July 1, 1987.


NOTE F.   Earnings Per Common Share

          Earnings per common share for the three months ended March 31, 1995 and 1994 are computed based on 96,141,312 and 96,033,180 weighted average number of shares outstanding, respectively. The effect of stock options issued under the 1987 Executive Long-Term Incentive Plan and the 1990 Long-Term Incentive Plan on the computation of primary and fully diluted earnings per common share was not material and had no effect on the reported earnings per common share.

NOTE G.   Supplemental Cash Flow Information

          Following is supplemental cash flow information for the three months ended March 31, 1995 and 1994:


                                                 1995         1994
                                                 ----         ----
                                                 (Millions of Dollars)
Notes Payable:
    Gross proceeds from issuances                $ 449       $  27
    Gross repayments                              (450)        (52)
                                                 -----       -----
    Net repayments                               $  (1)      $ (25)
                                                 =====       =====

Cash paid during the period for:

    Interest (net of amount capitalized)         $  18       $  18
                                                 =====       =====

    Income taxes (net of refunds)                $  15       $   -
                                                 =====       =====


NOTE H.   Corporate Restructuring Program

          In connection with the 1994 global restructuring, approximately 130 people will be leaving the company. The company accrued $30 million before tax in the fourth quarter of 1994, consisting primarily of personnel costs (pension enhancements, severance and other ancillary costs) associated with the employment terminations. Of the total accrued, approximately one half of such amount related to severance and other ancillary costs that will be paid from company funds within the current year. Through March 31, 1995, the activity related to the accrual was not significant.


NOTE I.   Long-term Supply Arrangement

          As more fully described in the December 31, 1994 consolidated financial statements, the company entered into a long-term, toluene di-isocyanate supply arrangement in January 1995. A substantial portion of the initial payment of $80 million made at closing related to capacity reservation fees and other long-term rights and costs. These are reported in the accompanying consolidated balance sheet as "Deferred charges and other assets" and are being amortized on a straight-line basis over the 15-year period of the agreement, the period of expected benefit.

               Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Product Volumes

          Sales volumes of the company's key product, propylene oxide (PO), its two co-products, tertiary butyl alcohol (TBA) and styrene monomer (SM), and their derivatives for the first quarter 1995 and 1994 are set forth below. Methyl tertiary butyl ether (MTBE) is a key derivative of TBA used in oxygenated fuels and reformulated gasoline and as a gasoline octane additive.


                                               1995  1994
                                               ----  ----
                                                (Millions)
    PO and derivatives (pounds)                 937   943
    TBA and derivatives (gallons)               289   238
    SM and derivatives (pounds)                 699   620


The company manufactures and markets its products in three major world regions, the Americas, Europe, and Asia Pacific.


Results of Operations

          Net Income

          Net income increased 180 percent to $126 million, or $1.31 per share, for the first quarter 1995 from $45 million, or $.47 per share, for the first quarter 1994. The 1995 improvement primarily reflected strong worldwide SM demand, resulting in higher SM margins and volumes, as well as higher demand for MTBE, resulting in higher overall MTBE margins and volumes.

          Revenues and Gross Profit

          Revenues increased 51 percent to $1,141 million in the first quarter 1995 from $757 million in the first quarter 1994 primarily due to higher sales prices across all product lines. Gross profit of $297 million in the first quarter 1995 increased $127 million from $170 million in the 1994 first quarter. Overall gross profit margins were 26.0 percent in 1995 compared to
 22.5 percent in 1994. The 1995 increases in revenues and gross profit primarily reflected higher SM sales prices, margins and volumes, higher U.S. MTBE prices and margins, as well as higher MTBE volumes.

          PO and Derivatives

          PO and derivatives margins in the first quarter 1995 increased slightly versus the prior year period as benefits from a weaker U.S. dollar and generally higher sales prices offset increases in propylene feedstock costs. PO and derivatives volumes in the first quarter 1995 decreased slightly versus the first quarter 1994 as higher volumes resulting from the stronger European economy were offset by lower U.S. volumes. U.S. volumes were affected by the mild winter, which reduced demand for propylene glycol(PG)-based deicers, and the startup of the Texaco PO/MTBE plant, which increased industry supplies of PO and PG.

          TBA and Derivatives

          TBA and derivatives margins in the first quarter 1995 increased versus the first quarter 1994. Higher MTBE prices and margins in the U.S. more than offset lower margins in Europe where increases in methanol and butane feedstock costs were only partly recovered through higher MTBE prices. TBA and derivatives volumes increased 21 percent in the first quarter 1995 versus the first quarter 1994 primarily due to increased U.S. demand for MTBE in reformulated gasoline, resulting from implementation of the second phase of the Clean Air Act.

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

          The company is responding through public education and other steps to consumer concerns about the potential health and performance effects resulting from the widespread use of fuel oxygenates, particularly MTBE. Extensive studies of MTBE over the past 20 years support the product's continued use in gasoline. The EPA approves of the use of MTBE to meet Clean Air Act standards and reduce air emissions. Nonetheless, additional studies on MTBE and reformulated gasoline are presently being conducted.


          SM and Derivatives

          SM and derivatives margins improved significantly in the first quarter 1995 versus the first quarter 1994 reflecting increased worldwide SM demand and tighter SM supplies due to planned maintenance turnarounds at other producers' plants. SM and derivatives volumes in the first quarter 1995 increased 13 percent over the first quarter 1994 due to higher U.S. merchant and export sales, reflecting the increased worldwide demand and tighter supply.


          Other

          The company expects its 1995 effective tax rate to be 36.5 percent compared to a 40.7 percent tax rate used in the first quarter 1994 and a final 1994 effective tax rate of 35.3 percent. The higher estimated tax rate used in the first quarter 1994 was primarily due to lower estimated foreign source earnings.



 Liquidity and Capital Resources

          As of March 31, 1995, the company had $105 million in cash and cash equivalents compared with $144 million at December 31, 1994. The Consolidated Statement of Cash Flows for the quarter ended March 31, 1995 shows that net cash flows provided by operating activities were $134 million, whereas net cash flows used by investment and financing activities were $102 million and $71 million, respectively.

          Investment activities for the first quarter 1995 included capital expenditures of $28 million. The company has approved a 1995 budget for plant and equipment of $195 million, which includes environmental, health and safety projects as well as low-cost debottlenecks. As more fully described in the company's consolidated financial statements for the year ended December 31, 1994, the company entered into a long-term, toluene di-isocyanate supply arrangement in January 1995. A substantial portion of the initial $80 million payment made at closing related to capacity reservation fees and other long-term rights and costs. These are reported in the accompanying consolidated balance sheet as "Deferred charges and other assets" and are being amortized on a straight-line basis over the 15-year period of the agreement, the period of expected benefit.

          The company paid dividends of $.625 per share, totalling $60 million, in the first quarter 1995. On April 14, 1995, the Board of Directors declared a dividend of $.625 per share on the company's common stock, payable June 2, 1995.

          It is expected that future cash requirements for capital expenditures, dividends and debt repayments will be met by cash generated from operating activities and additional borrowing.



Statement of Financial Accounting Standards Not Yet Adopted

          In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires companies to adopt its provisions for fiscal years beginning after December 15, 1995. The provisions of SFAS No. 121 require the company to review its long-lived assets for impairment on an exception basis whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through future cash flows. An impairment loss is indicated when the carrying amount exceeds such cash flows. The company is in the process of evaluating the provisions of SFAS No. 121.

                          PART II.  OTHER INFORMATION



Item 1.   Legal Proceedings

          Reference is made to the disclosure on page 9 of the company's 1994 Form 10-K Report regarding the Turtle Bayou, Texas CERCLA Site. Upon finalization of the consent decree, it is expected that the Order will be rescinded with respect to the company.

Item 6.   Exhibits and Reports on Form 8-K

 (a) Exhibits:

     27  Financial Data Schedule for the three months ended March 31, 1995.

 (b) Reports on Form 8-K:

     None

                                   SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 ARCO CHEMICAL COMPANY
                                                     (Registrant)


                                                 /s/ John A. Shaw
                                                 -----------------------------
                                                          (Signature)

                                                 John A. Shaw
                                                 Vice President
                                                 and Controller
                                                 (Duly Authorized Officer and
                                                 Chief Accounting Officer)



 Dated:  April 28, 1995

                                 EXHIBIT INDEX



 Exhibit
 Number                            Description
 -------                           -----------


    27 Financial Data Schedule for the three months ended March 31, 1995