Form 10-Q
period 1995-06-30
ARCO CHEMICAL CO
filed 1995-07-31
CIK 819544

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                           ------------------------

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

                           ------------------------

                         COMMISSION FILE NUMBER 1-9678

                           ------------------------

                             ARCO CHEMICAL COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                           ------------------------

                DELAWARE                               51-0104393
       (STATE OR OTHER JURISDICTION OF      (I.R.S. EMPLOYER IDENTIFICATION NO.)
        INCORPORATION OR ORGANIZATION)

          3801 WEST CHESTER PIKE
       NEWTOWN SQUARE, PENNSYLVANIA                            19073-2387
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP CODE)

                           ------------------------

                                 (610) 359-2000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                           ------------------------

                                 NOT APPLICABLE
             (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT)

                           ------------------------

   INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES   X   NO
                                              -----    -----

   NUMBER OF SHARES OF COMMON STOCK, $1.00 PAR VALUE, OUTSTANDING AS OF JUNE 30, 1995: 96,289,378.

===============================================================================

                        PART I.  FINANCIAL INFORMATION

                ITEM 1.  ARCO CHEMICAL COMPANY AND SUBSIDIARIES
                 CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                       CONSOLIDATED STATEMENTS OF INCOME
                  (Millions of Dollars, Except Per Share Data)

                                        Three Months Ended    Six Months Ended
                                             June 30,             June 30,
                                        -------------------  ------------------
                                          1995       1994      1995      1994
                                         ------      -----    ------    ------
Sales and other operating revenues       $1,149      $ 824    $2,290    $1,581
Costs and other operating expenses          822        608     1,666     1,195
                                         ------      -----    ------    ------
    Gross profit                            327        216       624       386

Selling, general and administrative
  expenses                                   69         62       133       119
Research and development                     20         20        38        37
                                         ------      -----    ------    ------
    Operating income                        238        134       453       230

Interest expense                            (22)       (22)      (44)      (43)
Other income, net                            11          1        16         2
                                         ------      -----    ------    ------
    Income before income taxes              227        113       425       189

Provision for income taxes                   77         45       149        76
                                         ------      -----    ------    ------
    Net income                           $  150      $  68    $  276    $  113
                                         ======      =====    ======    ======

    Earnings per common share             $1.56       $.71     $2.87    $ 1.18
                                         ======      =====    ======    ======
    Cash dividends paid per common
      share                               $.625      $.625     $1.25    $ 1.25
                                         ======      =====    ======    ======

                            See Accompanying Notes.

                             ARCO CHEMICAL COMPANY
                          CONSOLIDATED BALANCE SHEETS
                             (Millions of Dollars)

                                               June 30,   December 31,
                                                 1995         1994
                                                 ----         ----
                    ASSETS

Current assets:
    Cash and cash equivalents                    $   94     $  144
    Short-term investments                           30          -
    Accounts receivable                             704        565
    Inventories                                     432        397
    Prepaid expenses and other current assets        45         18
                                                 ------     ------
        Total current assets                      1,305      1,124

Investments and long-term receivables               107         97
Property, plant and equipment, net                2,289      2,221
Deferred charges and other assets (net of
  accumulated amortization of $266 in 1995
  and $247 in 1994)                                 369        295
                                                 ------     ------
        Total assets                             $4,070     $3,737
                                                 ======     ======

                     LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
    Notes payable                              $   19       $   23
    Long-term debt due within one year             24           15
    Accounts payable                              285          242
    Taxes payable                                  72           66
    Other accrued liabilities                     203          199
                                               ------       ------
        Total current liabilities                 603          545

Long-term debt                                    904          898
Other liabilities and deferred credits            152          142
Deferred income taxes                             410          369
Minority interest                                 120          124

Stockholders' equity:
    Common stock                                  100          100
    Additional paid-in capital                    866          864
    Retained earnings                             888          732
    Foreign currency translation                  128           70
    Treasury stock, at cost                      (101)        (107)
                                               ------       ------
        Total stockholders' equity              1,881        1,659
                                               ------       ------

        Total liabilities and stockholders'
          equity                               $4,070       $3,737
                                               ======       ======

                            See accompanying notes.

                             ARCO CHEMICAL COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Millions of Dollars)

                                                    Six Months Ended
                                                        June 30,
                                                   ------------------

                                                      1995      1994
                                                     -----     -----
 Cash flows from operating activities
     Net income                                      $ 276     $ 113
     Adjustments to reconcile net income
       to net cash provided by operating
       activities:
         Depreciation and amortization                 120       113
         Increase in accounts receivable              (105)      (28)
         Net change in inventories, accounts
           and other payables                           14        37
         Other                                         (47)      (16)
                                                     -----     -----

     Net cash provided by operating activities         258       219
                                                     -----     -----

 Cash flows from investment activities
     Capital expenditures                              (75)      (85)
     Increase in deferred charges                      (73)       (4)
     Purchase of short-term investments                (30)        -
     Other                                               2        21
                                                     -----     -----

     Net cash used in investment activities           (176)      (68)
                                                     -----     -----

 Cash flows from financing activities
     Dividends paid                                   (120)     (120)
     Net repayments of notes payable                    (6)      (37)
     Repayment of long-term debt                       (14)      (12)
     Other                                               8         2
                                                     -----     -----

     Net cash used in financing activities            (132)     (167)
                                                     -----     -----

 Effect of exchange rate changes on cash                 -         -
                                                     -----     -----

 Net decrease in cash and cash equivalents             (50)      (16)

 Cash and cash equivalents at beginning of year        144        42
                                                     -----     -----

 Cash and cash equivalents at end of period          $  94     $  26
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


 NOTE B.  BUSINESS SEGMENT INFORMATION

          The following table sets forth certain information concerning the company's principal geographic regions for the periods indicated:


                                   Three Months Ended    Six Months Ended
                                        June 30,             June 30,
                                  --------------------  ------------------
                                     1995      1994      1995      1994
                                    ------     -----    ------    ------

                                           (Millions of Dollars)
Total revenues
 Americas                           $  773     $ 606    $1,562    $1,145
 Europe                                400       214       754       425
 Asia Pacific                           66        57       124       111
 Elimination of interregional
  sales                                (90)      (53)     (150)     (100)
                                    ------     -----    ------    ------

   Total                            $1,149     $ 824    $2,290    $1,581
                                    ======     =====    ======    ======

Pretax earnings
 Americas                           $  172     $ 119    $  352    $  214
 Europe                                 32         5        24        (4)
 Asia Pacific                            7        (3)       10        (7)
 Corporate                              38        14        76        27
 Interest expense                      (22)      (22)      (44)      (43)
 Equity in net income of
  Asian joint venture                    5         -         8         -
 Eliminations                           (5)        -        (1)        2
                                    ------     -----    ------    ------

   Total                            $  227     $ 113    $  425    $  189
                                    ======     =====    ======    ======

Interregional sales are made at prices approximating current market values. Included in pretax earnings are royalty charges made from corporate to the regions for the use of company technology.

NOTE C.  INVENTORIES

          Inventories at June 30, 1995 and December 31, 1994 comprised the following categories:


                           1995   1994
                           ----   ----

                      (Millions of Dollars)
Finished goods            $ 286  $ 272
Work-in-process              32     35
Raw materials                71     49
Materials and supplies       43     41
                          -----  -----

 Total                    $ 432  $ 397
                          =====  =====


NOTE D.  PROPERTY, PLANT AND EQUIPMENT, NET

          Property, plant and equipment, at cost, and related accumulated depreciation at June 30, 1995 and December 31, 1994 were as follows:

                                     1995    1994
                                     ----    ----

                               (Millions of Dollars)
Property, plant and equipment      $3,741  $3,524
Less:  accumulated depreciation     1,452   1,303
                                   ------  ------

 Total                             $2,289  $2,221
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

          At June 30, 1995, the company's environmental reserve totaled $49 million, which reflects the company's latest assessment of potential future costs associated with existing sites. A significant portion of the reserve is related to the company's Beaver Valley (Pennsylvania) facility. The company and the Pennsylvania Department of Environmental Resources have agreed upon a work plan for testing and remedial process design with regard to conditions at the Beaver Valley plant. The reserve reflects an agreement between the company and another responsible party whereby that party has agreed to pay for approximately 50 percent of the cost of the remediation at the Beaver Valley plant. The remainder of the reserve is related to six other sites for amounts ranging from $1 million to $7 million per site. Substantially all amounts accrued are expected to be paid out over the next five to ten years.

          The company is currently performing environmental site assessments, remedial investigations/feasibility studies, and remediation activities at a number of sites under applicable laws. The company may in the future be involved in additional environmental assessments and cleanups. As the scope of the company's environmental contingencies becomes more clearly defined, it is possible that amounts in excess of those already reserved may be necessary.

          Management believes, based upon its past experience and best assessment of future events, that these environmental liabilities and costs will be determined and incurred over an extended period of time, allowing the company to fund such liabilities and costs through its operating cash flow, and therefore that the impact of such liabilities and costs would not be material in relation to the company's consolidated financial position as of June 30, 1995. Depending on the amounts of future operating results, the environmental liabilities to be recorded in a given annual or quarterly period may potentially result in charges that are material to the results of operations for that period.

          The company and Atlantic Richfield Company (ARCO) are parties to an agreement whereby the company has indemnified ARCO against certain claims or liabilities that ARCO may incur relating to ARCO's former ownership and operation of the oxygenates and polystyrenics businesses of the company, including liabilities under laws relating to the protection of the environment and the workplace and liabilities arising out of certain litigation. ARCO has indemnified the company with respect to claims or liabilities and other matters of litigation not related to the assets or businesses reflected in the consolidated financial statements. ARCO has also indemnified the company for certain federal, foreign, state, and local taxes that might be assessed upon audit of the operations of the company included in its consolidated financial statements for periods prior to the July 1, 1987 formation of the company.


NOTE F.  EARNINGS PER COMMON SHARE

          Earnings per common share for the three- and six-month periods ended June 30, 1995 are computed based on 96,247,342 and 96,194,622 weighted average number of shares outstanding, respectively. Earnings per common share for the three- and six-month periods ended June 30, 1994 are computed based on 96,051,915 and 96,042,599 weighted average number of shares outstanding, respectively. The effect of stock options issued under the 1987 Executive Long-Term Incentive Plan and the 1990 Long-Term Incentive Plan on the computation of primary and fully diluted earnings per common share was not material and had no effect on the reported earnings per common share.

NOTE G.  SUPPLEMENTAL CASH FLOW INFORMATION

          Following is supplemental cash flow information for the six months ended June 30, 1995 and 1994:

                                           1995     1994
                                           ----     ----

                                       (Millions of Dollars)
Short-term investments:

 Gross proceeds from sales               $     -   $   -
 Gross purchases                             (30)      -
                                         -------   -----
 Net purchases                           $   (30)  $   -
                                         =======   =====

Notes Payable:

 Gross proceeds from issuances           $ 1,212   $ 113
 Gross repayments                         (1,218)   (150)
                                         -------   -----
 Net repayments                          $    (6)  $ (37)
                                         =======   =====

Cash paid during the period for:

 Interest (net of amount capitalized)    $    43   $  42
                                         =======   =====

 Income taxes (net of refunds)           $   136   $  24
                                         =======   =====

NOTE H.  CORPORATE RESTRUCTURING PROGRAM

          In connection with the company's 1994 global restructuring, approximately 130 people will be leaving the company. The company accrued $30 million before tax in the fourth quarter of 1994, consisting primarily of personnel costs (pension enhancements, severance and other ancillary costs) associated with personnel reductions. Of the total accrued, approximately $15 million related to severance and other ancillary costs that will be paid from company funds. An additional $15 million is primarily related to enhanced pension benefits, the majority of which will be paid from the assets of qualified pension plans. Through June 30, 1995, approximately 55 employees have left the company, and approximately $3 million of severance and ancillary costs have been paid and charged against the accrual. Payments made do not necessarily correlate to the number of employees who have left due to the ability of affected employees to defer receipt of certain payments.


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

               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                PRODUCT VOLUMES

          Sales volumes of the company's key product, propylene oxide (PO), its two co-products, tertiary butyl alcohol (TBA) and styrene monomer (SM), and their derivatives are noted below. Methyl tertiary butyl ether (MTBE) is a key derivative of TBA used in oxygenated and reformulated gasolines and as a gasoline octane additive.


                                  Three Months Ended       Six Months Ended
                                       June 30,                June 30,
                                  ------------------       ----------------

                                  1995          1994       1995        1994
                                  ----          ----       -----      -----
                                                  (Millions)

 PO and derivatives (pounds)       853           891       1,790      1,834
 TBA and derivatives (gallons)     301           258         590        496
 SM and derivatives (pounds)       650           684       1,349      1,304

The company manufactures and markets its products in three major world regions, the Americas, Europe, and Asia Pacific.



                             RESULTS OF OPERATIONS


SECOND QUARTER 1995 VERSUS SECOND QUARTER 1994

          NET INCOME

          Net income in the second quarter 1995 more than doubled to $150 million, or $1.56 per share, from $68 million, or $.71 per share, for the second quarter 1994. The 1995 increase primarily reflected significant improvement in SM margins due to stronger worldwide SM demand. Also contributing to the increase in net income were higher MTBE volumes and margins and higher PO and derivatives margins. Additionally, net income in 1995 included a lower effective tax rate than the 1994 period.


          REVENUES AND GROSS PROFIT

          Revenues increased 39 percent to $1,149 million in the second quarter 1995 from $824 million in the second quarter 1994 primarily due to higher sales prices. Gross profit of $327 million in the second quarter 1995 increased 51 percent from $216 million in the 1994 second quarter. The gross profit increase primarily reflects higher sales prices, principally for SM.

          PO AND DERIVATIVES

          PO and derivatives margins in the second quarter 1995 increased compared to the prior year period as generally higher sales prices and benefits from a weaker U.S. dollar offset increases in the costs of raw materials and utilities. PO and derivatives volumes in the second quarter 1995 decreased four percent compared to the second quarter 1994 with lower U.S. volumes partly offset by higher European volumes. The lower U.S. volumes were principally due to the start up of the Texaco PO/MTBE plant, which increased industry supplies of PO. Higher European volumes reflected the strengthening economy in that region.


          TBA AND DERIVATIVES

          TBA and derivatives volumes increased 17 percent in the second quarter 1995 compared to the second quarter 1994 primarily due to increased U.S. demand for MTBE. The increased demand resulted from implementation of the reformulated gasoline phase of the Clean Air Act in January 1995. TBA and derivatives margins in the second quarter 1995 increased compared to the second quarter 1994 due to higher U.S. and European MTBE margins. The MTBE margin improvement primarily reflected higher prices.

          On June 30,1994, the Environmental Protection Agency (EPA) promulgated regulations under the Clean Air Act requiring that 15 percent in 1995, and 30 percent thereafter, of the oxygenate content in reformulated gasoline be supplied by oxygenates such as ethanol and ethyl tertiary butyl ether (ETBE), which are derived from renewable feedstocks. ETBE uses ethanol as a feedstock. In June, 1995, the U.S. Court of Appeals for the District of Columbia ruled that the EPA could not mandate the use of a specific percentage of renewable oxygenates in reformulated gasoline. The EPA may appeal this decision to the U.S. Supreme Court. The regulations, if implemented, may, in the long term, decrease demand for MTBE and increase demand for other oxygenates derived from renewable feedstocks, including ETBE. The company is capable of producing both MTBE and ETBE.

          The company is responding through public education to consumer concerns about the potential health effects resulting from the widespread use of fuel oxygenates, particularly MTBE. Extensive health studies of MTBE over the past 20 years support the product's continued use in gasoline. Nonetheless, additional tests on MTBE are presently being conducted to assess these consumer concerns.


          SM AND DERIVATIVES

          SM and derivatives margins improved in the second quarter 1995 compared to the second quarter 1994 primarily reflecting increased worldwide SM demand. SM and derivatives volumes in the second quarter 1995 decreased 5 percent versus the second quarter 1994 due to the timing of customer purchases under annual contracts.


          OTHER

          The company revised its expected 1995 effective tax rate to 35.0 percent from 36.5 percent in the first quarter 1995. This revision resulted in a
33.7 percent tax rate for the second quarter 1995 compared to 39.8 percent in the second quarter 1994. The higher 1994 tax rate reflected an initially lower estimate of 1994 foreign source income. The final 1994 tax rate was 35.3 percent.

SIX MONTHS ENDED JUNE 30, 1995 VERSUS SIX MONTHS ENDED JUNE 30, 1994

          NET INCOME

          Net income for the first six months 1995 was $276 million, or $2.87 per share, compared with $113 million, or $1.18 per share, for the first six months 1994. The 1995 increase was primarily due to the significant improvement in SM margins as well as higher overall MTBE margins and volumes and higher PO and derivatives margins. Net income in 1995 also reflected a lower effective tax rate.

          REVENUES AND GROSS PROFIT

          Revenues increased 45 percent to $2,290 million in the first six months 1995 from $1,581 million in the first six months 1994 primarily due to higher prices. Gross profit increased 62 percent to $624 million in the first six months 1995 from $386 million in the first six months 1994. The 1995 increase in gross profit margins primarily reflected higher sales prices.


          PO AND DERIVATIVES

          PO and derivatives margins in the first six months 1995 increased compared to the first six months 1994 due to higher sales prices and the benefit from a weaker U.S. dollar. PO and derivatives volumes in the first six months 1995 decreased slightly compared to the 1994 period as lower U.S. volumes were partly offset by higher volumes overseas. U.S. volumes were primarily affected by the startup of the Texaco PO/MTBE plant and the effect of a mild winter on deicer sales. Higher overseas volumes reflected the strengthening economy in Europe.

          TBA AND DERIVATIVES

          TBA and derivatives volumes increased 19 percent in the first six months 1995 versus the comparable 1994 period primarily due to increased U.S. demand for MTBE in reformulated gasoline. TBA and derivatives margins in the first six months 1995 increased compared to the same period in 1994. Higher MTBE prices and margins in the U.S. more than offset lower margins in Europe.


          SM AND DERIVATIVES

          SM and derivatives margins improved in the first six months 1995 compared to the first six months 1994 reflecting increased worldwide SM demand and tighter SM supplies due to maintenance turnarounds at other producers' plants. SM and derivatives volumes in the first six months 1995 increased slightly compared to the first six months 1994.


          OTHER

          The company currently expects its 1995 effective tax rate to be 35.0 percent compared to a 40.0 percent tax rate used in the first half 1994. The final 1994 effective tax rate was 35.3 percent.

                        LIQUIDITY AND CAPITAL RESOURCES

          As of June 30, 1995, the company had $124 million in cash and cash equivalents and short-term investments compared with $144 million at December 31, 1994.

          The Consolidated Statement of Cash Flows for the six months ended June 30, 1995 shows $258 million of net cash flows provided by operating activities, whereas net cash flows used by investment and financing activities were $176 million and $132 million, respectively.

          Investment activities for the first six months 1995 included capital expenditures of $75 million. The company's 1995 capital budget for plant and equipment is $195 million. Actual 1995 expenditures are expected to be slightly less than the budget. A significant portion of the 1995 capital budget is allocated to environmental, health and safety projects as well as to low-cost capacity debottlenecking projects. As more fully described in the company's consolidated financial statements for the year ended December 31, 1994, the company entered into a long-term, toluene di-isocyanate supply arrangement in January 1995. A substantial portion of the initial $80 million payment made at closing related to capacity reservation fees and other long-term rights and costs. Such amounts are reported in the accompanying consolidated balance sheet as "Deferred charges and other assets" and are being amortized on a straight-line basis over the 15-year period of the agreement, the period of expected benefit.

          The company paid dividends totalling $120 million during the first six months 1995, including a $.625 per share dividend, totalling $60 million, during the quarter ended June 30, 1995. On July 20, 1995, the Board of Directors declared a dividend of $.70 per share of common stock, payable September 1, 1995, which represents a 12 percent increase over the prior quarter's dividend.

          The Board of Directors has approved commencement of engineering studies for the expansion of the PO/SM complex located in Channelview, Texas and the construction of a new world scale PO/SM plant in Rotterdam, the Netherlands. Final Board of Directors' approval of such projects will depend on the results of engineering studies, the receipt of permitting approvals and the conclusion of certain commercial arrangements.

          It is expected that future cash requirements for capital expenditures, dividends and debt repayments will be met by cash generated from operating activities and additional borrowing.


          STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NOT YET ADOPTED

          In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires companies to adopt its provisions for fiscal years beginning after December 15, 1995. The provisions of SFAS No. 121 require the company to review its long-lived assets for impairment on an exception basis whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through future cash flows. If it is determined that an impairment loss has occurred based on expected future cash flows, then the loss should be recognized in the income statement and certain disclosures regarding the impairment should be made in the financial statements. The company has not yet had sufficient time to evaluate the impact, if any, of the provisions of SFAS No. 121.

                          PART II.  OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

          Reference is made to the disclosure on page 8 of the company's 1994 Form 10-K Report regarding the French Ltd. Site. The company believes that the maximum remaining aggregate cost for the potentially responsible parties to implement the bioremediation remedy will be less than $5 million. The company's allocated share of clean-up costs for this site is approximately 33 percent.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The company's annual meeting of stockholders was held on May 11, 1995. The stockholders elected all the company's nominees for director and approved the appointment of Coopers & Lybrand L.L.P. as the company's independent auditors for 1995. The votes were as follows:


          1.     Election of Directors:

                                                          For       Withheld
                                                          ---       --------
                 Ronald J. Arnault                     94,517,554   232,856
                 Walter F. Beran                       94,539,018   211,392
                 Mike R. Bowlin                        94,567,111   183,299
                 E. Kent Damon, Jr.                    94,550,272   200,138
                 Alan R. Hirsig                        94,557,977   192,433
                 Marie L. Knowles                      94,546,345   204,065
                 James A. Middleton                    94,560,756   189,654
                 Frank Savage                          94,550,205   200,205
                 Marvin O.Schlanger                    94,563,806   186,604
                 Robert H. Stewart, III                94,546,776   203,634
                 Walter J. Tusinski                    94,553,684   196,726

          2.     Approval of the Appointment of Coopers & Lybrand L.L.P.:

                 For                                   94,562,273
                 Against                                  120,852
                 Abstain                                   67,285

ITEM 5.  OTHER INFORMATION

          The company and Atlantic Richfield Company ("ARCO") entered into an Amended and Restated Tax Sharing Agreement (the "Amended Agreement") effective as of January 1, 1995. The company and its subsidiaries will continue to compute their share of the ARCO consolidated group's federal income tax liability on a stand-alone basis. However, the Amended Agreement will permit the company to reduce its federal income tax liability through the use of certain tax attributes that produce a benefit to the ARCO affiliated group, but would not otherwise benefit the company on a stand-alone basis. In addition, under certain circumstances and after consulting with the company, ARCO may adjust, compromise or settle issues related to the company and its subsidiaries without indemnifying the company for the increased tax liability arising therefrom.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     10 Amended and Restated Tax Sharing Agreement, effective as of January 1, 1995, between ARCO Chemical Company and Atlantic Richfield Company.

     27   Financial Data Schedule for the six months ended June 30, 1995.

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



                                                 ARCO CHEMICAL COMPANY
                                                     (Registrant)


                                                 /s/ John A. Shaw
                                                 -----------------------------
                                                          (Signature)

                                                 John A. Shaw
                                                 Vice President
                                                 and Controller
                                                 (Duly Authorized Officer and
                                                 Chief Accounting Officer)



Dated: July 31, 1995

                                 EXHIBIT INDEX



 Exhibit
 Number                            Description
 -------                           -----------


    10 Amended and Restated Tax Sharing Agreement, effective as of January 1, 1995, between ARCO Chemical Company and Atlantic Richfield Company

    27 Financial Data Schedule for the six months ended June 30, 1995