Form 10-Q
period 1995-09-30
ARCO CHEMICAL CO
filed 1995-10-31
CIK 819544

--------------------------------------------------------------------------------
   --------------------------------------------------------------------------
      --------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                           _________________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE

                                  ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

                           _________________________

                         Commission file number 1-9678

                           _________________________

                             ARCO CHEMICAL COMPANY
            (Exact name of registrant as specified in its charter)

                           _________________________

             DELAWARE                                  51-0104393
  (State or other jurisdiction of        (I.R.S. Employer Identification No.)
  incorporation or organization)

        3801 WEST CHESTER PIKE
     NEWTOWN SQUARE, PENNSYLVANIA                       19073-2387
(Address of principal executive offices)                (Zip Code)

                           _________________________

                                (610) 359-2000
             (Registrant's telephone number, including area code)

                           _________________________

                                NOT APPLICABLE
  (Former name, former address and former fiscal year, if changed since last report)

                           _________________________


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
                                              ---

   Number of shares of Common Stock, $1.00 par value, outstanding as of September 30, 1995: 96,398,504.


      --------------------------------------------------------------------
   --------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PART I.  FINANCIAL INFORMATION

                Item 1.  ARCO CHEMICAL COMPANY AND SUBSIDIARIES
                 CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                       CONSOLIDATED STATEMENTS OF INCOME
                 (Millions of Dollars, Except Per Share Data)

                                         Three Months Ended    Nine Months Ended
                                            September 30,         September 30,
                                         ------------------    -----------------

                                           1995        1994      1995       1994
                                           ----        ----      ----       ----
Sales and other operating revenues       $  999      $  895    $3,289     $2,476
Costs and other operating expenses          729         672     2,395      1,867
                                         ------      ------    ------     ------
    Gross profit                            270         223       894        609

Selling, general and administrative
  expenses                                   70          63       203        182
Research and development                     20          20        58         57
                                         ------      ------    ------     ------
    Operating income                        180         140       633        370

Interest expense                            (23)        (21)      (67)       (64)
Other income, net                             4           3        20          5
                                         ------      ------    ------     ------
    Income before income taxes              161         122       586        311

Provision for income taxes                   44          41       193        117
                                         ------      ------    ------     ------

    Net income                           $  117      $   81    $  393     $  194
                                         ======      ======    ======     ======

    Earnings per common share            $ 1.21      $  .84    $ 4.08     $ 2.02
                                         ======      ======    ======     ======

    Cash dividends paid per common
      share                              $ .700      $ .625    $1.950     $1.875
                                         ======      ======    ======     ======

                            See accompanying notes.

                             ARCO CHEMICAL COMPANY
                          CONSOLIDATED BALANCE SHEETS
                             (Millions of Dollars)

                                                    September 30,   December 31,
                                                        1995            1994
                                                        ----            ----

                                    ASSETS
Current assets:
    Cash and cash equivalents                          $  122         $  144
    Short-term investments                                 30              -
    Accounts receivable                                   658            565
    Inventories                                           491            397
    Prepaid expenses and other current assets              39             18
                                                       ------         ------
        Total current assets                            1,340          1,124

Investments and long-term receivables                     106             97
Property, plant and equipment, net                      2,281          2,221
Deferred charges and other assets (net of
  accumulated amortization of $276 in 1995
  and $247 in 1994)                                       367            295
                                                       ------         ------
        Total assets                                   $4,094         $3,737
                                                       ======         ======


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Notes payable                                      $    4         $   23
    Long-term debt due within one year                     25             15
    Accounts payable                                      252            242
    Taxes payable                                          79             66
    Other accrued liabilities                             218            199
                                                       ------         ------
        Total current liabilities                         578            545

Long-term debt                                            897            898
Other liabilities and deferred credits                    158            142
Deferred income taxes                                     410            369
Minority interest                                         122            124

Stockholders' equity:
    Common stock                                          100            100
    Additional paid-in capital                            868            864
    Retained earnings                                     937            732
    Foreign currency translation                          121             70
    Treasury stock, at cost                               (97)          (107)
                                                       ------         ------
        Total stockholders' equity                      1,929          1,659
                                                       ------         ------

        Total liabilities and stockholders'
          equity                                       $4,094         $3,737
                                                       ======         ======

                            See accompanying notes.

                             ARCO CHEMICAL COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Millions of Dollars)

                                                          Nine Months Ended
                                                            September 30,
                                                          -----------------

                                                          1995          1994
                                                          ----          ----
Cash flows from operating activities
    Net income                                           $ 393         $ 194
    Adjustments to reconcile net income
      to net cash provided by operating
      activities:
        Depreciation and amortization                      176           173
        Increase in accounts receivable                    (68)         (108)
        Net change in inventories, accounts
          and other payables                               (59)           47
        Provision for environmental liabilities             12            13
        Other                                              (26)            4
                                                         -----         -----

    Net cash provided by operating activities              428           323
                                                         -----         -----

Cash flows from investment activities
    Capital expenditures                                  (132)         (128)
    Increase in deferred charges                           (82)           (7)
    Purchase of short-term investments                     (30)            -
    Other                                                    4            21
                                                         -----         -----

    Net cash used in investment activities                (240)         (114)
                                                         -----         -----

Cash flows from financing activities
    Dividends paid                                        (188)         (180)
    Net repayments of notes payable                        (21)          (31)
    Repayment of long-term debt                            (15)          (18)
    Other                                                   14             3
                                                         -----         -----

    Net cash used in financing activities                 (210)         (226)
                                                         -----         -----

Effect of exchange rate changes on cash                      -             1
                                                         -----         -----

Net decrease in cash and cash equivalents                  (22)          (16)

Cash and cash equivalents at beginning of period           144            42
                                                         -----         -----

Cash and cash equivalents at end of period               $ 122         $  26
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


NOTE B.  Business Segment Information

         The following table sets forth certain information concerning the company's principal geographic regions for the periods indicated:

                                     Three Months Ended    Nine Months Ended
                                        September 30,        September 30,
                                     ------------------    -----------------
                                        1995       1994       1995      1994
                                        ----       ----       ----      ----

                                                (Millions of Dollars)
Total revenues
    Americas                           $ 691      $ 648     $2,253    $1,793
    Europe                               370        243      1,124       668
    Asia Pacific                          56         59        180       170
    Elimination of interregional
      sales                             (118)       (55)      (268)     (155)
                                       -----      -----     ------    ------

        Total                          $ 999      $ 895     $3,289    $2,476
                                       =====      =====     ======    ======

Pretax earnings
    Americas                           $ 154      $ 114     $  506    $  328
    Europe                                 6          7         30         3
    Asia Pacific                           3         (1)        13        (8)
    Corporate                             32         24        108        51
    Interest expense                     (23)       (21)       (67)      (64)
    Equity in net income of
      Asian joint venture                  6          1         14         1
    Eliminations                         (17)        (2)       (18)        -
                                       -----      -----     ------    ------

        Total                          $ 161      $ 122     $  586    $  311
                                       =====      =====     ======    ======

Interregional sales are made at prices approximating current market values. Included in pretax earnings are royalty charges made from corporate to the regions for the use of company technology.

NOTE C.  Inventories

         Inventories at September 30, 1995 and December 31, 1994 comprised the following categories:

                                                          1995            1994
                                                          ----            ----

                                                          (Millions of Dollars)
Finished goods                                           $ 350           $ 272
Work-in-process                                             27              35
Raw materials                                               69              49
Materials and supplies                                      45              41
                                                         -----           -----

    Total                                                $ 491           $ 397
                                                         =====           =====

NOTE D.  Property, Plant and Equipment, Net

         Property, plant and equipment, at cost, and related accumulated depreciation at September 30, 1995 and December 31, 1994 were as follows:

                                                         1995            1994
                                                         ----            ----

                                                        (Millions of Dollars)
Property, plant and equipment                          $3,763          $3,524
Less:  accumulated depreciation                         1,482           1,303
                                                       ------          ------

    Total                                              $2,281          $2,221
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

         The company is subject to other loss contingencies pursuant to federal, state, local, and foreign environmental laws and regulations. These contingencies include possible obligations to remove or mitigate the effects on the environment of the past disposal or release of certain chemical substances at various sites (remediation costs). The company continues to evaluate the amount of these remediation costs and periodically adjusts its reserve for remediation costs and its estimate of additional environmental loss contingencies based on progress made in determining the magnitude, method and timing of the remedial actions that may be required by government authorities and an evaluation of the company's potential liability in relation to the liability and financial resources of any other potentially responsible parties.

         At September 30, 1995, the company's environmental reserve totaled $60 million, which reflected the company's latest assessment of potential future remediation costs associated with existing sites. A significant portion of the reserve is related to the company's Beaver Valley (Pennsylvania) facility.

The reserve gives recognition to a work plan, between the company and the Pennsylvania Department of Environmental Resources, for testing, risk assessment, remedial process design and remediation of conditions at the Beaver Valley plant. The reserve also reflects an agreement between the company and another responsible party whereby that party has agreed to pay for approximately 50 percent of the costs associated with the Beaver Valley plant work plan. The remainder of the reserve is related to four other plant sites and two federal Superfund sites for amounts ranging from $1 million to $15 million per site. The company is involved in administrative proceedings or lawsuits relating to seven other Superfund sites. However, it estimates, based on currently available information, that potential loss contingencies associated with these sites, individually and in the aggregate, are not significant. Substantially all amounts reserved are expected to be paid out over the next five to ten years.

         The company relies upon remedial investigation/feasibility studies (RI/FS) at each site as a basis for estimating remediation costs at the site. The company has substantially completed RI/FS at most of its sites, with two plant facilities currently undergoing either RI/FS or preliminary assessments. However, selection of the remediation method and the cleanup standard to be applied are, in most cases, subject to approval by the appropriate government authority. Accordingly, the company may have possible loss contingencies in excess of the amounts reserved to the extent the scope of remediation required, the final remediation method selected and the cleanup standard applied vary from the assumptions used in estimating the reserve. The company estimates that the upper range of these possible loss contingencies should not exceed the amount of the reserve accrued by more than $65 million.

         The extent of loss related to environmental matters ultimately depends upon a number of factors, including technological developments, changes in environmental laws, the number and ability to pay of other parties involved at a particular site and the company's potential involvement in additional environmental assessments and cleanups. Based upon currently known facts, management believes that any remediation costs the company may incur in excess of the amounts reserved or disclosed above would not have a material adverse impact on the company's consolidated financial statements.

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


NOTE F.  Earnings Per Common Share

         Earnings per common share for the three- and nine-month periods ended September 30, 1995 are computed based on 96,340,677 and 96,243,844 weighted average number of shares outstanding, respectively. Earnings per common share for the three- and nine-month periods ended September 30, 1994 are computed based on 96,067,815 and 96,051,097 weighted average number of shares outstanding, respectively. The effect of stock options issued under the 1987 Executive Long-

Term Incentive Plan and the 1990 Long-Term Incentive Plan on the computation of primary and fully diluted earnings per common share was not material and had no effect on the reported earnings per common share.


NOTE G.  Supplemental Cash Flow Information

         Following is supplemental cash flow information for the nine months ended September 30, 1995 and 1994:

                                                     1995               1994
                                                     ----               ----

                                                    (Millions of Dollars)
Short-term investments:

    Gross proceeds from sales                     $     -            $     -
    Gross purchases                                   (30)                 -
                                                  -------            -------
    Net purchases                                 $   (30)           $     -
                                                  =======            =======

Notes payable:

    Gross proceeds from issuances                 $ 1,425            $   347
    Gross repayments                               (1,446)              (378)
                                                  -------            -------
    Net repayments                                $   (21)           $   (31)
                                                  =======            =======

Cash paid during the period for:

    Interest (net of amount capitalized)          $    60            $    59
                                                  =======            =======

    Income taxes (net of refunds)                 $   171            $    51
                                                  =======            =======

NOTE H.  Corporate Restructuring Program

         In connection with the company's 1994 global restructuring, approximately 130 people will be leaving the company. The company accrued $30 million before tax in the fourth quarter of 1994, consisting primarily of personnel costs (pension enhancements, severance and other ancillary costs) associated with personnel reductions. Of the total accrued, approximately $15 million related to severance and other ancillary costs that will be paid from company funds. An additional $15 million is primarily related to enhanced pension benefits, the majority of which will be paid from the assets of qualified pension plans. Through September 30, 1995, a total of 77 employees have left the company, and approximately $5 million of severance and ancillary costs have been paid and charged against the accrual. Payments made do not necessarily correlate to the number of employees who have left due to the ability of affected employees to defer receipt of certain payments.


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

NOTE J.  Derivative Instruments

         The company has announced plans to commence engineering studies for the construction of a new world scale PO/SM plant in Rotterdam, the Netherlands. In connection with this project, the company anticipates that it will make capital commitments denominated in a foreign currency beginning in 1996 and extending through 2000. During the third quarter 1995, the company entered into foreign currency forward and purchased option contracts to hedge foreign exchange exposures associated with these anticipated commitments. The company also holds other foreign currency forward, option and swap contracts which are intended to hedge other foreign currency exchange exposures. The notional amounts of all foreign currency contracts outstanding (principally involving European currencies) were $431 million at September 30, 1995, with various maturity dates ranging from 1996 to 2000. At December 31, 1994, the notional amounts of foreign currency contracts outstanding were $120 million. Gains on the purchased options related to the new PO/SM plant project are deferred and will be used in the measurement of the plant construction costs. There were no deferred hedging gains as of September 30, 1995.

         The carrying value and the estimated fair value of the company's derivative instruments as of September 30, 1995 and December 31, 1994 are shown as assets (liabilities) in the table below. The carrying value of the purchased options represents the unamortized balance of the option premium.

                                              1995                 1994
                                       ------------------   ------------------

                                       Carrying    Market   Carrying    Market
                                         Value     Value      Value     Value
                                       --------    ------   --------    ------

                                                 (Millions of Dollars)
Foreign currency forwards                 $ (4)     $ (4)      $  -      $  -
Foreign currency purchased options           8         8          -         -
Foreign currency swaps                     (11)      (11)        (4)       (4)

               Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                Product Volumes

         Sales volumes of the company's key product, propylene oxide (PO), its two co-products, tertiary butyl alcohol (TBA) and styrene monomer (SM), and their derivatives are noted below.

                                    Three Months Ended     Nine Months Ended
                                        September 30,         September 30,
                                    ------------------     -----------------

                                    1995          1994     1995         1994
                                    ----          ----     ----         ----

                                                    (Millions)
PO and derivatives (pounds)          811           917    2,601        2,751
TBA and derivatives (gallons)        272           252      862          748
SM and derivatives (pounds)          616           680    1,965        1,984

Methyl tertiary butyl ether (MTBE) is a key derivative of TBA used in oxygenated fuels and reformulated gasoline and as a gasoline octane additive. Toluene di-isocyanate (TDI) is not a derivative of PO or the two co-products; TDI and polyols, a key PO derivative, are combined to manufacture polyurethanes- see Liquidity and Capital Resources. The company manufactures and markets its products in three major world regions, the Americas, Europe, and Asia Pacific.



                             Results of Operations


Third Quarter 1995 versus Third Quarter 1994

         Net Income

         Net income in the third quarter 1995 increased to $117 million, or $1.21 per share, from $81 million, or $.84 per share, for the third quarter 1994. The 1995 increase primarily reflected higher margins for SM and PO and derivatives, partially offset by lower volumes for PO and derivatives and lower MTBE margins. Additionally, net income in 1995 included a lower effective tax rate than the 1994 period.


         Revenues and Gross Profit

         Revenues increased 12 percent to $999 million in the third quarter 1995 from $895 million in the third quarter 1994 primarily due to TDI sales and generally higher sales prices in 1995. Gross profit of $270 million in the third quarter 1995 increased 21 percent from $223 million in the 1994 third quarter, primarily reflecting the higher margins for SM and PO and derivatives. Overall gross profit was 27.0 percent of sales in 1995 compared to 24.9 percent in 1994 as higher sales prices more than offset higher feedstock and other costs.

         PO and Derivatives

         PO and derivatives margins in the third quarter 1995 increased compared to the prior year period as generally higher sales prices and benefits of a weaker U.S. dollar more than offset higher propylene feedstock and other variable costs. PO and derivatives volumes in the third quarter 1995 decreased 12 percent compared to the third quarter 1994 due to lower U.S. and Asia-Pacific volumes. The lower volumes were primarily due to the entry of a new PO producer into the U.S. market in late 1994, which has increased industry supplies of PO and propylene glycol, and lower sales to markets in China. Sales to China have been negatively affected by the Chinese government's active enforcement of import duties.


         TBA and Derivatives

         TBA and derivatives volumes increased eight percent in the third quarter 1995 compared to the third quarter 1994 primarily due to increased U.S. demand for MTBE. The increased demand resulted from implementation of the reformulated gasoline phase of the Clean Air Act in 1995. TBA and derivatives margins in the third quarter 1995 decreased compared to the third quarter 1994 due to lower MTBE margins, which reflected a number of factors including a higher proportion of sales in the spot market versus contract sales in 1995.

         In mid-1994, the Environmental Protection Agency (EPA) promulgated regulations under the Clean Air Act mandating that 15 percent in 1995 and 30 percent thereafter of the oxygenate content in reformulated gasoline be supplied by oxygenates such as ethanol and ethyl tertiary butyl ether (ETBE), which are derived from renewable feedstocks. In June 1995, the U. S. Court of Appeals for the District of Columbia Circuit ruled that the EPA mandate had been improperly promulgated and was not enforceable. In September 1995, the EPA announced that it would not appeal this decision.


         SM and Derivatives

         SM and derivatives margins improved in the third quarter 1995 compared to the third quarter 1994 primarily reflecting higher SM prices. SM and derivatives volumes in the third quarter 1995 decreased nine percent versus the third quarter 1994 primarily due to lower exports to China. Sales to China have been adversely affected by the Chinese government's active enforcement of import duties.


         Other

         The 1995 and 1994 third quarters include pretax charges of $12 million and $13 million, respectively, for estimated future environmental cleanup costs. These charges do not reflect any potential benefit from insurance proceeds.

         The company revised its expected 1995 effective tax rate to 33.0 percent from the 35.0 percent used in the second quarter 1995 due to higher estimated foreign earnings. This revision resulted in a 27.3 percent tax rate for the third quarter 1995 compared to 33.6 percent in the third quarter 1994.

Nine Months Ended September 30, 1995 versus Nine Months Ended September 30, 1994


         Net Income

         Net income for the first nine months 1995 was $393 million, or $4.08 per share, compared with $194 million, or $2.02 per share, for the first nine months 1994. The 1995 increase was primarily due to the significant improvement in SM margins. Also contributing to the improvement were higher PO and derivatives margins and higher MTBE volumes and margins, partly offset by lower PO and derivatives volumes. The 1995 period benefitted as well from a lower effective tax rate.


         Revenues and Gross Profit

         Revenues increased 33 percent to $3,289 million in the first nine months 1995 from $2,476 million in the first nine months 1994 primarily due to higher sales prices. Gross profit increased 47 percent to $894 million in the first nine months 1995 from $609 million in the first nine months 1994, reflecting the increased revenues as well as higher margins. Overall gross profit was 27.2 percent of sales in 1995 compared to 24.6 percent in 1994 as higher sales prices more than offset higher costs.


         PO and Derivatives

         PO and derivatives margins in the first nine months 1995 increased compared to the first nine months 1994 due to higher sales prices offsetting increased costs. Margins in 1995 also benefitted from a weaker U.S. dollar. PO and derivatives volumes in the first nine months 1995 decreased five percent compared to the 1994 period as lower U.S. and Asia-Pacific volumes were partly offset by higher European volumes. U.S. volumes have been affected by the entry of a new PO producer into the U.S. market in late 1994, while Asia-Pacific volumes have been affected by reduced exports to China. Higher European volumes reflected the stronger economy in that region.


         TBA and Derivatives

         TBA and derivatives volumes increased 15 percent in the first nine months 1995 versus the comparable 1994 period primarily due to increased U.S. demand for MTBE in reformulated gasoline. TBA and derivatives margins in the first nine months 1995 increased slightly compared to the same period in 1994.


         SM and Derivatives

         SM and derivatives margins improved significantly in the first nine months 1995 compared to the first nine months 1994 reflecting higher worldwide SM demand during the early part of 1995. SM and derivatives volumes in the first nine months 1995 decreased slightly compared to the first nine months 1994.

         Other

         The projected 1995 effective tax rate of 33.0 percent compares to 37.5 percent at September 30, 1994. The decrease in 1995 reflects benefits from higher foreign earnings.

                        Liquidity and Capital Resources

         As of September 30, 1995, the company had $152 million in cash and cash equivalents and short-term investments compared with $144 million at December 31, 1994.

         The Consolidated Statement of Cash Flows for the nine months ended September 30, 1995 shows $428 million of net cash flows provided by operating activities, whereas net cash flows used by investment and financing activities were $240 million and $210 million, respectively.

         Investment activities for the first nine months 1995 included capital expenditures of $132 million. A significant portion of the 1995 capital program has been allocated to environmental, health and safety projects as well as to low-cost capacity debottlenecking projects. As more fully described in the company's consolidated financial statements for the year ended December 31, 1994, the company entered into a long-term, TDI supply arrangement in January 1995. A substantial portion of the initial $80 million payment made at closing related to capacity reservation fees and other long-term rights and costs. These are reported in the accompanying consolidated balance sheet as "Deferred charges and other assets" and are being amortized on a straight-line basis over the 15-year period of the agreement, the period of expected benefit.

         The Board of Directors has approved commencement of engineering studies for the expansion of the PO/SM complex located in Channelview, Texas and the construction of a new world scale PO/SM plant in Rotterdam, the Netherlands. Final Board of Directors' approval of such projects will depend on the results of engineering studies, the receipt of permitting approvals and the conclusion of certain commercial arrangements. In connection with the plant project in Rotterdam, the company anticipates that it will make capital commitments denominated in a foreign currency beginning in 1996 and extending through 2000. The company has entered into foreign currency forward and purchased option contracts to hedge the foreign exchange exposures associated with these anticipated commitments. The notional amount of foreign currency contracts outstanding increased to $431 million at September 30, 1995 from $120 million at December 31, 1994, primarily due to these contracts. See Note J of Notes to Consolidated Financial Statements.

         The company paid dividends totalling $188 million during the first nine months 1995, including a $.70 per share dividend, totalling $67 million, during the quarter ended September 30, 1995. On October 19, 1995, the Board of Directors declared a dividend of $.70 per share of common stock, payable December 1, 1995.

         It is expected that future cash requirements for capital expenditures, dividends and debt repayments will be met by cash generated from operating activities and additional borrowing.

          Statement of Financial Accounting Standards Not Yet Adopted

         In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires companies to adopt its provisions for fiscal years beginning after December 15, 1995. The provisions of SFAS No. 121 require the company to review its long-lived assets for impairment on an exception basis whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through future cash flows. If it is determined that an impairment loss has occurred based on expected future cash flows, then the loss should be recognized in the income statement and certain disclosures regarding the impairment should be made in the financial statements. The company believes that the provisions of SFAS No. 121, when implemented, will not have a material effect on the company's consolidated financial statements.

                          PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

         No material developments.


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

    27   Financial Data Schedule for the nine months ended September 30, 1995.

(b) Reports on Form 8-K:

    None

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 ARCO CHEMICAL COMPANY
                                                     (Registrant)


                                                 /s/ John A. Shaw
                                                 ----------------------------
                                                       (Signature)

                                                 John A. Shaw
                                                 Vice President
                                                 and Controller
                                                 (Duly Authorized Officer and
                                                 Chief Accounting Officer)



Dated: October 31, 1995

                                 EXHIBIT INDEX

Exhibit
Number                            Description
-------                           -----------
   27             Financial Data Schedule for the nine months
                  ended September 30, 1995