Form 10-K
period 1995-12-31
ARCO CHEMICAL CO
filed 1996-02-29
CIK 819544

                 [LOGO OF ARCO CHEMICAL COMPANY APPEARS HERE]

                             ARCO Chemical Company



                          ANNUAL REPORT ON FORM 10-K
                                     1995

                                     1995

                                   FORM 10-K

                               ----------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 1995

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

Securities registered pursuant to Section 12(b) of the Act:

                                             NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                  ON WHICH REGISTERED
         -------------------                  -------------------
     COMMON STOCK, $1.00 PAR VALUE          NEW YORK STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes   X   No
                                                    ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant on February 1, 1996, based on the closing price on the New York Stock Exchange composite tape on that date, was $856,964,775.

Number of shares of Common Stock, $1.00 par value, outstanding at December 31, 1995: 96,488,880.

                      DOCUMENTS INCORPORATED BY REFERENCE

The registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1995 (incorporated by reference under Part III).

                               TABLE OF CONTENTS

                                     PART I

                                                                           PAGE
    ITEM                                                                   ----
  1. and 2. Business and Properties......................................    1
              General Development of Business............................    1
              Industry Segment and Geographic Disclosure.................    1
              Summary Description of Business and Products...............    1
              Sales and Marketing........................................    4
              Joint Ventures and Other Arrangements......................    4
              Research and Development...................................    4
              Raw Materials..............................................    5
              Competition................................................    5
              Properties and Production Facilities.......................    6
              Patents, Trade Names, and Trademarks.......................    7
              Environmental Matters......................................    7
              Human Resources............................................    8
        3.  Legal Proceedings............................................    8
        4.  Submission of Matters to a Vote of Security Holders..........    9
                               ---------------------------
            Executive Officers of the Company............................   10
                                    PART II
        5.  Market for Registrant's Common Stock and Related Stockholder
             Matters.....................................................   12
        6.  Selected Financial Data......................................   13
        7.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................   13
        8.  Financial Statements.........................................   19
        9.  Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure....................................   41
                                    PART III
       10.  Directors and Executive Officers of the Registrant...........   41
       11.  Executive Compensation.......................................   41
       12.  Security Ownership of Certain Beneficial Owners and
             Management..................................................   41
       13.  Certain Relationships and Related Transactions...............   41
                                    PART IV
       14.  Exhibits and Reports on Form 8-K.............................   41

                                      (i)

                                    PART I


ITEMS 1. AND 2.BUSINESS AND PROPERTIES

GENERAL DEVELOPMENT OF BUSINESS

  ARCO Chemical Company (the Company) is a Delaware corporation with principal executive offices at 3801 West Chester Pike, Newtown Square, Pennsylvania 19073-2387 (telephone no. 610-359-2000). The Company is the successor to certain portions of the ARCO Chemical Division of Atlantic Richfield Company
(ARCO), a Delaware corporation. On June 9, 1987, ARCO transferred substantially all the assets and liabilities of the oxygenates and polystyrenics businesses of the then ARCO Chemical Division to the Company in exchange for 80,000,001 shares of common stock. On October 5, 1987, the Company completed an initial public offering of 19,550,000 shares of common stock. As of February 1, 1996, ARCO's 80,000,001 shares represented approximately 82.9 percent of the outstanding shares of common stock. See Item 13.

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

INDUSTRY SEGMENT AND GEOGRAPHIC DISCLOSURE

  The Company operates in one industry segment. Reference is made to Note 4 of Notes to Consolidated Financial Statements for disclosure of financial information by geographic location.

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

PRODUCT               FORM                       TYPICAL USES
-------               ----                       ------------
Propylene oxide       PO                         Polyether polyols (polyols), propylene
 (PO)                                             glycols, ethers, and surfactants
                      Polyols                    Combined with isocyanates, such as
                                                  TDI, for polyurethane applications
                                                  such as flexible foam for seat
                                                  cushions, bedding and carpet
                                                  underlay; and coatings, adhesives,
                                                  sealants, and elastomers
                      Propylene glycols (PG)     Unsaturated polyester resins; food,
                                                  cosmetic, and pharmaceutical
                                                  applications; automotive coolants and
                                                  aircraft deicers
                      Propylene glycol ethers    Coatings and paints, cleaning
                       (PGE) and PGE acetates     compounds, solvents, and inks
                      Butanediol,                Engineering resins, fibers, solvents,
                       Tetrahydrofuran (THF) and  resins, coatings and polyurethanes
                       N-Methyl
                       Pyrrolidone (NMP)
Toluene diisocyanate  TDI                        Combined with polyols to manufacture
 (TDI)                                            polyurethanes
Tertiary butyl        Methyl tertiary butyl      Gasoline additives to enhance octane
 alcohol              ether (MTBE)               and reduce  emissions
 (TBA)                 and ethyl tertiary butyl
                      ether
                        (ETBE)
                       Gasoline-grade TBA (GTBA) Octane enhancer
Styrene monomer       SM                         Acrylonitrile-butadiene-styrene (ABS)
 (SM)                                             resins,
                                                  polystyrene, expandable polystyrene,
                                                  rubber components, and polyester
                                                  resins
                      DYLITE(R) expandable       Hot and cold drink cups, packaging,
                       polystyrene (EPS)          building and roof insulation, and
                                                  flotation devices
                      DYLENE(R) polystyrene      Disposable food service applications
                      DYLARK(R) engineering      Automotive instrument panel structures
                       resin                      and headliners

 Propylene Oxide and Derivatives

  Propylene oxide is a commodity chemical that the Company consumes directly or delivers to the merchant market through processing or sales agreements for further conversion by its customers into derivative products, including polyols for polyurethane applications, propylene glycols and PGEs, and various other chemical products. Sales and other operating revenues for PO and derivatives constituted 45 percent, 48 percent, and 46 percent, respectively, of the Company's total 1995, 1994, and 1993 sales and other operating revenues. In the aggregate, the Company consumed approximately 54 percent of its PO production in 1995 for production of derivatives. See Item 7 for additional discussion.

  Based on published data, worldwide demand for PO was approximately 7.8 billion pounds in 1995. Approximately 90 percent of that volume was consumed in the manufacture of three derivative families of products: polyols, PG, and PGE.

  The largest of the derivative families is polyols, which are used in the manufacture of polyurethanes. Within the polyurethane industry, the largest market for polyols is in flexible foams, which are produced when polyols are reacted with isocyanates, such as TDI. Isocyanates are not derivatives of PO. Polyols and isocyanates are also used in coating, adhesive, sealant and elastomer applications.

  In January 1995, the Company entered into long-term agreements under which Rhone-Poulenc supplies TDI, which the Company markets to customers. Adding TDI to the list of products sold by the Company complements the Company's existing line of polyols products and strengthens its position as a chemical supplier to the polyurethanes market.

  Propylene glycols are principally used as an intermediate chemical to produce unsaturated polyester resins. Propylene glycols have low toxicity and are also used in food, cosmetic, and pharmaceutical applications and in automotive coolants and aircraft deicers. Propylene glycol ethers and acetates are low-toxicity, high-performance solvents. Past studies have indicated that these materials generally have safer toxicological profiles than their ethylene oxide-based counterparts.

  Butanediol is an intermediate chemical having diverse applications in engineering resins, elastomers, and solvents. In 1990, the Company commercialized acquired technology that produces butanediol from allyl alcohol, a PO derivative.

 Tertiary Butyl Alcohol and Derivatives

  Tertiary butyl alcohol is the major co-product of one of the Company's two PO process technologies. The Company utilizes most of its TBA, combined with methanol, to make MTBE, a gasoline blending component that enhances octane and reduces emissions. The Company also has the capability of producing ETBE, an alternative gasoline blending component. ETBE is manufactured from TBA and ethanol and has a lower vapor pressure than MTBE or ethanol. Sales and other operating revenues for TBA and derivatives constituted 27 percent, 30 percent, and 35 percent, respectively, of the Company's total 1995, 1994, and 1993 sales and other operating revenues. See Item 7 for additional discussion.

  Worldwide demand for MTBE in 1995 was approximately 375 thousand barrels per day, based on published data. MTBE demand has increased as a result of the U.S. Clean Air Act Amendments of 1990 (the Amendments), various state and local regulations and oxygenate blending programs, and the need for incremental octane in the U.S. and other countries. In the U.S., the Amendments set minimum levels for oxygenates, such as MTBE, in gasoline sold in areas not meeting specified air quality standards. The Amendments currently affect approximately 40 percent of the U.S. gasoline market.

 Styrene Monomer and Derivatives

  Styrene is the major co-product of the other of the Company's two PO process technologies. Styrene is a large-volume commodity chemical produced and traded worldwide. Based on published data, worldwide demand in 1995 was approximately 37 billion pounds. The major markets include commodity and specialty polymer applications, such as polystyrene, ABS, EPS and polyester resins, as well as various rubber industry uses. Sales and other operating revenues for SM and derivatives constituted 20 percent, 19 percent, and 16 percent, respectively, of the Company's total 1995, 1994, and 1993 sales and other operating revenues. The Company utilized about 12 percent of its styrene production in 1995 for the production of derivatives, principally expandable polystyrene and specialty polymer products that are used in the packaging, insulation and automotive industries, and a wide range of consumer goods. The balance was sold in the U.S. merchant market, in selected export markets, or delivered under processing agreements. See Item 7 for additional discussion.

  The Company's major polystyrenics and specialty polymer products are sold under the Company's trademarks (including DYLITE (R) EPS, DYLENE (R) polystyrene, and DYLARK (R) engineering resin). The Company's largest volume polystyrenics product, DYLITE(R) EPS, is a resin that is sold to foam molders for three major applications: food service, insulation, and protective packaging. The Company does not use chloroflourocarbons (CFCs) to make
DYLITE (R) EPS. In its various forms, EPS competes with other hydrocarbon-based polymers and products based on natural materials.

SALES AND MARKETING

  In 1995, most of the Company's sales and other operating revenues were derived from sales to, or processing agreements with, unrelated third parties. Over the past three years, no single unrelated third-party customer, or any related party customer, accounted for more than 10 percent of total sales and other operating revenues in any one year.

  The Company delivers products through sales agreements, processing agreements, and spot sales. The Company purchases limited amounts of MTBE and SM for resale to the extent that demand for these co-products exceeds the Company's production. Production levels of co-products are based upon the demand for PO and the market economics of the co-products.

  For several years, the Company has followed the practice of entering into multi-year PO processing or sales agreements in an effort to mitigate any adverse impact from competitive factors and economic business cycles on demand for the Company's PO. The Company has also entered into a number of multi-year MTBE sales agreements and SM sales and processing agreements.

  The Company's sales are made through its own marketing and sales personnel and through distributors and independent agents. The Company maintains sales offices or sales representation in the United States, Australia, Austria, Brazil, Canada, China, Finland, France, Germany, Hong Kong, Indonesia, Italy, Japan, Mexico, the Netherlands, the Philippines, Russia, Singapore, Spain, Taiwan, Thailand, and the United Kingdom.

  For information about certain data relating to foreign operations and export sales, see Note 4 of Notes to Consolidated Financial Statements.

JOINT VENTURES AND OTHER ARRANGEMENTS

  In January 1995, the Company entered into long-term TDI supply agreements with Rhone-Poulenc. Effective January 1, 1995, the Company has been entitled to the entire TDI output of Rhone-Poulenc's two plants in France, which have a combined annual capacity of approximately 264 million pounds. The Company markets the TDI principally in Europe and Asia. Adding TDI to the list of products sold by the Company complements the Company's existing line of polyols products and strengthens its position as a chemical supplier to the polyurethanes market. See Note 11 of Notes to Consolidated Financial Statements.

  The world-scale PO/SM plant at the Channelview, Texas complex that was completed in 1992 (PO/SM II) is owned by the Company together with two equity investors as limited partners. The limited partners each take a substantial portion of the SM output of the plant through long-term processing agreements. The limited partners' SM offtakes are proportionate to their equity interests. Under the terms of the limited partnership agreement, the Company sold an additional equity interest to one of the limited partners in 1994. The Company retains a majority equity interest in the PO/SM plant.

  The Company, through an affiliate, has a 50 percent equity interest in Nihon Oxirane Co., Ltd. (Nihon Oxirane), a joint venture with Sumitomo Chemical Co., Ltd. and Showa Denko K.K. Since 1976, Nihon Oxirane has operated a PO/SM plant in Chiba, Japan.

RESEARCH AND DEVELOPMENT

  The Company has its principal research and development facility at Newtown Square, Pennsylvania, technical centers in Villers Saint Paul, France and Singapore, and technical facilities in South Charleston, West Virginia and Monaca, Pennsylvania.

  The Company's research and development expenditures for 1995, 1994, and 1993 were $79 million, $76 million, and $72 million, respectively.

RAW MATERIALS

  The principal hydrocarbon raw materials purchased by the Company are propylene, butanes, ethylene, benzene and methanol. The market prices of these raw materials historically have been related to the price of crude oil and its principal refinery derivatives and natural gas liquids. These materials are available in bulk quantities via pipeline or marine vessels. The Company's raw material requirements are purchased from numerous suppliers in the United States and Europe, with which the Company has established contractual relationships, and in the spot market. The Company receives a portion of its methanol requirements under a cost-based supply arrangement with a third party. See Item 13 and Note 3 of Notes to Consolidated Financial Statements.

  The Company is a large volume consumer of isobutane for chemical production. The Company has invested in facilities, or entered into processing agreements with unrelated third parties, to convert the widely available commodity normal butane to isobutane. The Company is also a large consumer of oxygen for its PO/TBA plants at Bayport, Texas; Rotterdam, the Netherlands; and Fos-sur-Mer, France.

  In order to assure adequate and reliable sources of supply at competitive prices and rates, the Company has entered into long-term agreements and other arrangements with suppliers of raw materials, products, industrial gas and other utilities. See Note 11 of Notes to Consolidated Financial Statements.

COMPETITION

  Competition within the Company's segment of the chemical industry is significant and is affected by a variety of factors, including quality, product price, reliability of supply, technical support, customer service, and potential substitute materials. Capacity share figures for the Company and its competitors, disclosed below, are based on completed production facilities and include the full capacity of on-stream joint-venture facilities.

  The Company's major worldwide PO competitor is Dow Chemical Company (Dow). Dow's operations are based on chlorohydrin technology, and Dow is integrated upstream from chlorine and propylene and downstream into a variety of PO derivatives. Dow has announced expansions of annual PO capacity at existing facilities of approximately 575 million pounds in 1996 and an additional 450 million pounds in the 1998-1999 time frame. In late 1994, Texaco Chemical Company completed and brought on stream a PO/MTBE plant in Texas. Shell has announced the construction of a PO/SM plant in Singapore, which is scheduled for completion in 1997. In February 1996, Shell and BASF AG announced plans for a joint venture to construct a PO/SM plant in Europe, using Shell technology, with a target completion date in the 1999 time frame. Several other companies have been attempting to develop commercial PO processes, and additional PO plants may eventually be built by competitors. The Company has commenced engineering studies to expand PO capacity at its Channelview, Texas PO/SM plant by early 1998 and to build a new PO/SM plant at Rotterdam, the Netherlands, by the year 2000. Both projects are subject to final Board of Directors approval. Based on published data relating to the PO market, the Company believes that it has 39 percent and Dow has 31 percent of the total worldwide capacity for PO. No other producer is believed to have more than 5 percent of worldwide PO capacity.

  The Company competes with many polyols producers worldwide, including Dow and Bayer AG. Based on published data, Dow is believed to have 25 percent of worldwide polyols capacity while the Company is believed to have 16 percent and Bayer AG is believed to have 12 percent. No other polyols producer is believed to have more than 8 percent of worldwide polyols capacity.

  The Company has long-term supply agreements for TDI, an isocyanate, which is reacted with polyols to produce flexible foams. The addition of TDI to the Company's product portfolio enables the

Company to compete more effectively with other suppliers to the flexible foam market who offer both polyols and TDI to customers. In the majority of flexible foam applications, such as furniture, bedding and automotive seating, there is some competition for foams from substitute materials.

  The Company competes with many MTBE producers worldwide; the most significant is Ibn Zahr (a joint venture 70 percent owned by Saudi Basic Industries Corp.). Based on published data, the Company believes that it has 12 percent of the total worldwide capacity for MTBE while Ibn Zahr is believed to have 11 percent. No other producer is believed to have more than 6 percent of worldwide MTBE capacity. MTBE may face increased competition from substitute products such as ethanol.

  The Company competes with several SM producers worldwide; among them are Dow and Shell. Based on published data, Dow is believed to have 10 percent of the total worldwide SM capacity while the Company and Shell are each believed to have 8 percent. No other producer is believed to have more than 6 percent of worldwide SM capacity.

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

  Depending on location and market needs, the Company's production facilities can receive primary raw materials by pipeline, rail car, truck, barge, or ship and can deliver finished products by pipeline, rail car, truck, barge, isotank, ship, or in drums. The Company charters ships, owns and charters barges, leases isotanks and owns and leases rail cars for the dedicated movement of interplant products, products to customers or terminals, or raw materials to plants, as necessary. The Company leases liquid and bulk storage and warehouse facilities at terminals in the Americas, in Europe, and in the Asia Pacific region. In the Rotterdam outer harbor area, the Company operates an on-site butane storage tank, propylene spheres, pipeline connections, and a jetty that accommodates deep-draft vessels.

  In the United States, the Company produces PO, TBA, PG, and PGE at the Bayport, Texas plants and PO, SM, MTBE, polyols, and butanediol at the Channelview, Texas plants. The Channelview plant has the capability to produce either MTBE or ETBE. Polyols are also produced at the Company's plants in South Charleston and Institute, West Virginia, which are situated on leased land. The Company's polystyrenics and specialty polymer plants are located in Monaca, Pennsylvania and Painesville, Ohio.

  In Europe, the Company produces PO, TBA, MTBE, and PG at plants located in Rotterdam, the Netherlands and Fos-sur-Mer, France. In addition, polyols are produced at plants located in Rieme, Belgium and Fos-sur-Mer, France, and PGE is produced at the Rotterdam plant.

  In the Asia Pacific region, the Company's PO/SM plant, owned by Nihon Oxirane, is located in Chiba, Japan. Polyols plants are located in Kaohsiung, Taiwan and Anyer, West Java, Indonesia. The Anyer plant is owned by P.T. ARCO Chemical Indonesia, an Indonesian joint venture with P.T.Gema Supra Abadi in which the Company, through a subsidiary, has a majority interest.

  The following table shows the Company's worldwide production capacity (in millions of pounds per year, except where otherwise noted) for certain key products:

      PRODUCT                             DOMESTIC             FOREIGN             TOTAL
      -------                             --------             -------             ------
      PO                                    2,335               1,335               3,670
      Polyols                                 720                 580               1,300
      PG                                      565                 345                 910
      PGE                                     110                 155                 265
      Butanediol                               75                  --                  75
      MTBE--Bbls/day                       30,000              28,500              58,500
      SM                                    2,570                 790               3,360
      DYLITE (R)/DYLENE (R) resins            445                  --                 445
      DYLARK (R) resin                         70                  --                  70

  Capacities shown are the production capacities that the Company believes could be obtained, as of December 31, 1995, based upon plant design and subject to certain on-stream factors, product mix, and other variable factors. Capacities shown include the full capacity of on-stream joint-venture facilities. Plants can and have exceeded these capacities for extended periods of time.

  The Company also contracts for the manufacture of certain of its products, from time to time, at third party facilities under supply and processing agreements. The Company has long-term supply agreements with Rhone-Poulenc for TDI. These agreements entitle the Company to all of the TDI output of the supplier's two plants in France with a combined capacity of approximately 264 million pounds per year. Under a processing agreement with a producer located in Corpus Christi, Texas, the Company has secured additional MTBE capacity totaling 12,000 bbls/day. The production facility at Corpus Christi, Texas has the capability for either MTBE or ETBE production.

PATENTS, TRADE NAMES, AND TRADEMARKS

  ARCO has granted the Company a license to use "ARCO" in its name and the ARCO spark design as a logo. This license by ARCO has been granted on a royalty-free basis, which is consistent with ARCO's practice of licensing its name and design to its subsidiaries and affiliates. The Company owns and has licensed from ARCO various domestic and foreign trademarks.

  The Company possesses a body of patented and unpatented technology and trade secrets relating to its products, processes and the design and operation of its plants, all of which are valuable to the Company. The Company does not believe that the loss of any individual patent or trade secret would have a material adverse effect on its business. The basic patents relating to the Company's PO/SM and PO/TBA process technologies have expired.

ENVIRONMENTAL MATTERS

  The Company (together with the industry in which it operates) is subject to federal, state, local, and foreign environmental laws and regulations concerning emissions to the air, discharges to surface and subsurface waters, and the generation, handling, storage, transportation, treatment, and disposal of waste materials. The Company and the industry are also subject to other federal, state, local, and foreign environmental laws and regulations, including those that require the Company to remove or mitigate the effects of the disposal or release of certain chemical substances at various sites. It is impossible to predict precisely what effect these laws and regulations will have on the Company in the future. Compliance with environmental laws and regulations could result in significant capital expenditure requirements as well as other costs and liabilities. Management believes, based upon its past experience and best assessment of future events, that these environmental liabilities and costs will be determined and incurred over an extended period of time, allowing the Company to fund such liabilities and costs in the ordinary course of business. See Item 3, "Legal Proceedings" and Note 11 of Notes to Consolidated Financial Statements.

  It is the Company's policy to comply with all environmental laws and regulations. In some cases, compliance can be achieved only by capital expenditures. The Company's annual environmental-related capital expenditures for 1995, 1994, and 1993 were $27 million, $29 million, and $46 million, respectively. For the years 1996 and 1997, the Company anticipates annual environmental-related capital expenditures to range from $35 million to $45 million. These figures do not include any environmental-related capital expenditures associated with construction of new facilities. Environmental-related capital expenditures include the cost of projects to reduce and/or eliminate pollution and contamination in the future and the cost of modifications to the Company's manufacturing facilities necessary to comply with environmental laws and regulations. For the past three years, the Company's charges for estimated future expenses for remediation have averaged approximately $12 million per year while actual expenditures have averaged $5 million per year. The Company's operating expenses also include ongoing costs of controlling or disposing of pollutants. The Company estimates that its operating expenses related to these ongoing costs were approximately $31 million and $36 million for 1995 and 1994, respectively.

HUMAN RESOURCES

  At December 31, 1995, the Company employed approximately 4,460 people (exclusive of employees of unconsolidated joint ventures). The Company believes its relationships with its employees are satisfactory. Approximately 23 percent of the Company's domestic employees are represented by local or national unions.

ITEM 3. LEGAL PROCEEDINGS

ENVIRONMENTAL MATTERS AND RELATED LITIGATION

  In December 1993, the U.S. Environmental Protection Agency (the EPA) issued a Unilateral Administrative Order (the Order) to the Company and other potentially responsible parties requiring implementation of a remedial design/remedial action for the Turtle Bayou, Texas site under the Comprehensive Environmental Response, Compensation and Liability Act, as amended (Superfund). The Company has raised certain legal defenses against the enforcement of the Order. In January 1994, the EPA filed a complaint against the Company and certain other defendants, including ARCO, in the United States District Court for the Eastern District of Texas seeking recovery of costs of removal and/or remedial action allegedly incurred or to be incurred by the federal government. On November 28, 1994, the Company reached an agreement in principle with the EPA to settle the cost recovery lawsuit. The Company and ARCO have agreed (i) to pay $1.1 million in reimbursement of past costs incurred by the federal government and (ii) to perform remedial activities with respect to a portion of the site. Site remediation is expected to take at least five years. The parties are negotiating the terms of a consent decree to embody the settlement. Upon finalization of the consent decree, it is expected that the Order will be rescinded with respect to the Company.

  The Company is currently involved in administrative proceedings or lawsuits relating to eight other Superfund sites and may in the future be involved in additional environmental assessments and clean-ups under these laws. The future costs in connection with such matters cannot be determined with certainty due to such factors as the unknown magnitude of clean-up costs, the unknown timing and extent of the remedial actions which may be required, the determination of the Company's liability in proportion to other potentially responsible parties, and the extent, if any, to which such costs are recoverable from insurance.

  The Company has discovered that certain organic waste material is situated in the soil and ground water at portions of its Monaca, Pennsylvania (Beaver Valley) plant. The Company commenced a feasibility study to determine the technology required to remedy the conditions at the plant. In 1994, the Company entered into a Consent Order and Agreement (the Consent Agreement) with the Pennsylvania Department of Environmental Resources (PADER) pursuant to which the Company and PADER agreed upon a work plan for testing and remedial process design with regard to the conditions at the plant. Under the terms of the Consent Agreement, the Company paid civil penalties totalling $363,000 in 1994 and $63,000 in 1995. Under the terms of the Consent Agreement, the Company must pay an additional penalty of $63,000 each year until the commencement of active remediation at the plant, after which the amount of such annual penalty shall be reduced based on the extent of remediation commenced at the plant. The Company has an agreement with Beazer East, Inc., the successor to Koppers Inc. (the previous owner of the Beaver Valley plant), whereby Beazer East, Inc. agreed to pay for approximately 50 percent of the cost of the remediation.

  In addition to the matters reported herein, from time to time the Company and its subsidiaries become aware of compliance matters relating to, or receive notices from federal, state or local governmental entities of alleged violations of, environmental, health and/or safety laws and regulations pertaining to, among other things, the disposal or discharge of chemical substances (including hazardous wastes). In some instances, these matters may become the subject of administrative proceedings or lawsuits and may involve monetary sanctions of $100,000 or more (exclusive of interest and costs). See Items 1 and 2, "Business and Properties--Environmental Matters" and Note 11 of Notes to Consolidated Financial Statements.

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

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the fourth quarter of 1995.

                       EXECUTIVE OFFICERS OF THE COMPANY

  Set forth below are the executive officers of the Company as of February 1, 1996.

  NAME, AGE, AND PRESENT                    BUSINESS EXPERIENCE DURING PAST
 POSITION WITH THE COMPANY             FIVE YEARS AND PERIOD SERVED AS OFFICER(A)
 -------------------------             ------------------------------------------
 Alan R. Hirsig, 56          Mr. Hirsig was elected President and Chief Executive Officer
  President, Chief            on January 1, 1991. He was elected an officer of the Company
  Executive Officer, and      on June 22, 1987 and a Director of the Company on November
  Director                    14, 1989. Previously, Mr. Hirsig was President of the
                              Company's European operations from July 1984 to December 1990 and a Senior Vice President of the Company from July 1988 to
                              December 1990.
 Morris Gelb, 49             Mr. Gelb was elected an officer of the Company on June 22,
  Vice President,             1987. He assumed his current position in September 1991. Pre-
  Environmental,              viously, he was Vice President, Research and Engineering from
  Engineering and             September 1986 to September 1991.
  Manufacturing Programs
 Michael G. Griffith, 54     Mr. Griffith was elected an officer of the Company on May 9,
  Vice President, Research    1990. He assumed his current position on that date. Prior to
  and Development             joining the Company, he was Vice President, Technology of Ow-
                              ens-Corning Fiberglas Corp. (building products and reinforce-
                              ments) from January 1989 to May 1990 and Vice President, Re-
                              search and Development of Owens-Corning Fiberglas Corp. from
                              1983 to January 1989.
 Robert J. Millstone, 52     Mr. Millstone was elected Vice President and General Counsel
  Vice President, General     of the Company, effective January 1, 1995. Previously, he was
  Counsel, and Secretary      Associate General Counsel from January 1989 to December 1994.
                              He has been Secretary of the Company since October 1990.
 Marvin O. Schlanger, 47     Mr. Schlanger was elected an officer of the Company on Septem-
  Executive Vice              ber 1, 1987 and a Director of the Company on November 14,
  President, Chief            1989. He assumed his current position in November 1994. Pre-
  Operating Officer, and      viously, he was Senior Vice President of the Company and
  Director                    President of ARCO Chemical Americas Company from August 1992 to November 1994, Senior Vice President and Chief Financial
                              Officer from October 1989 to August 1992 and Vice President,
                              Worldwide Business Management from September 1988 to Septem-
                              ber 1989.
 John A. Shaw, 47            Mr. Shaw was elected an officer of the Company on May 13,
  Vice President and          1993. He assumed his current position in January 1995. Previ-
  Controller                  ously, he was Vice President and Treasurer of ARCO Chemical
                              Company from July 1993 to January 1995 and Vice President,
                              Planning and Control of the Company's European operations
                              from July 1987 to July 1993.
 Walter J. Tusinski, 48      Mr. Tusinski was elected an officer and a Director of the Com-
  Senior Vice President,      pany on September 1, 1992. He assumed his current position on
  Chief Financial Officer,    that date. Previously, he served as Vice President, New Busi-
  and Director                ness Ventures of ARCO International Oil and Gas Company from
                              September 1990 to August 1992 and Vice President, Planning
                              and Control of ARCO Products Company from October 1986 to Au-
                              gust 1990.

  NAME, AGE, AND PRESENT                    BUSINESS EXPERIENCE DURING PAST
 POSITION WITH THE COMPANY             FIVE YEARS AND PERIOD SERVED AS OFFICER(A)
 -------------------------             ------------------------------------------
 Francis W. Welsh, 52        Mr. Welsh was elected an officer of the Company on June 22,
  Vice President, Human       1987. He has held his current position since August 1983.
  Resources                   Previously, he was Manager of Compensation and Manager of
                              Personnel Resources and Development, Corporate Employee Rela-
                              tions of ARCO from September 1980 to May 1983.

--------
(a) The By-Laws of the Company provide that each officer shall hold office until his successor is elected or appointed and qualified, or until his death or resignation, or his removal by the Board of Directors.

                                    PART II

ITEM 5.MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

  The common stock is listed on the New York Stock Exchange. The reported high and low sales prices of the common stock on the New York Stock Exchange (New York Stock Exchange Composite Tape) from January 1, 1994 through February 16, 1996, inclusive, were:

     PERIOD                                                         HIGH   LOW
     ------                                                         ----   ---
     1994
       First Quarter.............................................. 50 1/2 43 1/8
       Second Quarter............................................. 48 5/8 43 1/4
       Third Quarter.............................................. 51     44 3/8
       Fourth Quarter............................................. 49 7/8 43 5/8
     1995
       First Quarter.............................................. 45     41 3/8
       Second Quarter............................................. 47 7/8 44
       Third Quarter.............................................. 50 1/8 45 1/2
       Fourth Quarter............................................. 50 1/2 47 5/8
     1996
       First Quarter (through February 16)........................ 52 5/8 49

  On February 16, 1996, the closing price of the common stock was $50 3/4.

  As of December 31, 1995, the number of holders of record of common stock of the Company was 1,649.

  The Company has paid quarterly cash dividends as follows:

                                 1ST QUARTER 2ND QUARTER 3RD QUARTER 4TH QUARTER
                                 ----------- ----------- ----------- -----------
1994............................   $0.625      $0.625      $0.625      $0.625
1995............................   $0.625      $0.625      $0.700      $0.700
1996............................   $0.700*

--------
* On January 25, 1996, a dividend of $0.70 per share was declared on the common stock, payable on March 1, 1996 to stockholders of record on February 16, 1996.

  The current quarterly dividend rate for the common stock is $0.70 per share. The declaration and payment of future dividends and the amount thereof will be dependent on the Company's results of operations, financial condition, cash requirements, and future prospects as well as on other factors deemed relevant by the Board of Directors. It is the current intention of the Company to declare and pay quarterly cash dividends on its common stock.

ITEM 6.SELECTED FINANCIAL DATA

  The following table sets forth selected financial information for the
Company:

                                             YEAR ENDED DECEMBER 31,
                                   --------------------------------------------
                                     1995     1994     1993     1992     1991
                                   -------- -------- -------- -------- --------
                                   (MILLIONS OF DOLLARS, EXCEPT PER SHARE DATA)
Sales and other operating reve-
 nues.............................   $4,282   $3,423   $3,192 $  3,100   $2,837
Costs and other operating ex-
 penses...........................    3,102    2,586    2,453    2,343    2,283
Income before changes in account-
 ing principles...................      508      269      214      197      188
Net income(1).....................      508      269      214      195      188
Total assets......................    4,135    3,737    3,502    3,599    3,676
Long-term debt, including current
 portion..........................      912      913      905    1,102    1,173
Dividends per common share........     2.65     2.50     2.50     2.50     2.50
Earnings per share before changes
 in accounting principles.........     5.28     2.80     2.23     2.05     1.96
Earnings per share(1).............     5.28     2.80     2.23     2.03     1.96

--------
(1) Net income in 1992 includes a charge of $2 million, or $.02 per share, for the net cumulative effect of changes in accounting principles, and a $56 million charge, or $.58 per share, related to the divestiture of a joint venture in Korea.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  This discussion should be read in connection with the information contained in the Consolidated Financial Statements and the Notes thereto.

                                   OVERVIEW

  The Company manufactures and markets intermediate chemicals and specialty products, operating in a single industry segment. It conducts business primarily in the Western Hemisphere, Europe, and the Asia Pacific region.

  Each of the Company's two principal manufacturing processes yield its key product, propylene oxide (PO), and one of two co-products, styrene monomer
(SM) or tertiary butyl alcohol (TBA). The Company also manufactures numerous derivatives of these products. Among these are methyl tertiary butyl ether
(MTBE), a derivative of TBA used in oxygenated fuels and as an octane enhancer. Another is polyols, a derivative of PO. In 1995, the Company began selling toluene diisocyanate (TDI) obtained under long-term supply agreements. TDI and polyols are combined in the manufacture of polyurethanes.

  Net income for 1995 was $508 million compared with $269 million in 1994. Net income in 1995 increased over 1994 primarily due to improved margins for PO and derivatives and a significant improvement in SM margins. The margin improvements were primarily attributable to higher prices, which more than offset increases in the costs of raw materials.

  Net income of $269 million in 1994 increased over 1993 net income of $214 million primarily due to higher PO and derivatives volumes and higher SM margins and volumes, partly offset by the effects of a weaker MTBE market. The 1994 period also benefitted from lower interest expense. Net income for these years included special items, on an after-tax basis, as follows: a $19 million restructuring charge and a $12 million benefit from insurance proceeds in 1994; a $10 million loss on early debt retirement and $20 million of net benefits from lower income taxes in 1993.

                             RESULTS OF OPERATIONS

 Product Volumes

  Sales and other operating revenues include the sales and processing volumes of PO, TBA, SM and their derivatives as set forth below for the years indicated.

                                                         YEAR ENDED DECEMBER 31,
                                                         -----------------------
                                                          1995    1994    1993
                                                         ------- ------- -------
                                                               (MILLIONS)
      PO and derivatives (pounds).......................   3,476   3,699   3,356
      Co-products:
        TBA and derivatives (gallons)...................   1,140   1,004   1,164
        SM and derivatives (pounds).....................   2,579   2,496   2,084

 Revenues

  Revenues increased 25 percent to $4,282 million in 1995 from $3,423 million in 1994 primarily due to higher sales prices. While sales prices were generally higher for all products, average SM sales prices increased significantly versus the 1994 period as a result of higher worldwide demand during the early part of 1995. Volume benefits from higher domestic MTBE volumes and first-time sales of TDI were substantially offset by lower volumes for PO and derivatives. Domestic MTBE volumes increased versus 1994 primarily due to increased demand, which resulted from implementation of the reformulated gasoline phase of the Clean Air Act in 1995. PO and derivatives volumes in 1995 decreased six percent compared to 1994 primarily due to the entry of a new PO producer into the U.S. market in late 1994 as well as lower Asia Pacific sales, which were affected by a slowdown in China markets.

  Revenues increased seven percent in 1994 versus 1993 with the majority of the increase attributable to higher average sales prices. Sales prices were generally higher for all products. Revenues also benefitted from higher volumes for PO and SM and their derivatives, partly offset by lower U.S. MTBE volumes. PO and derivatives volumes in 1994 increased 10 percent versus 1993 due to a strong U.S. economy, increased market penetration by propylene glycol-based deicers and coolants, and a recovering economy in Europe. SM and derivatives volumes in 1994 increased 20 percent over 1993 primarily due to higher SM export sales, reflecting increased worldwide demand, and higher SM contractual offtakes by the limited partners in the PO/SM II plant. Lower U.S. MTBE volumes reflected lower contractual sales volumes and flat demand for MTBE as an oxygenate coupled with increased worldwide capacity. Additionally, demand for MTBE in world octane markets was lower.

 Gross Profit

  Gross profit increased 41 percent to $1,180 million in 1995 from $837 million in 1994, reflecting the 25 percent increase in revenues as well as higher margins. Overall gross profit was 27.6 percent of sales in 1995 compared to 24.5 percent in 1994 as higher sales prices more than offset net increases in raw materials costs. The margin improvements were seen in PO and derivatives, especially in the fourth quarter, and in SM margins during the first half of the year. Average SM margins improved significantly in 1995 as evidenced by industry raw material margins, which doubled, on average, compared to 1994. SM prices and margins increased substantially during the first half of 1995, but declined over the second half as worldwide demand declined. Raw material cost comparisons, 1995 versus 1994, were mixed with substantial increases in average propylene costs, more moderate increases in average butane and ethylene costs and a decrease in average benzene and methanol costs.

  Gross profit increased 13 percent to $837 million in 1994 from $739 million in 1993, reflecting the seven percent increase in revenues as well as higher margins, primarily for co-products. Overall gross profit was 24.5 percent of sales in 1994 compared to 23.2 percent in 1993. The improvement was primarily due to higher prices for SM and U.S. MTBE. Higher SM prices were attributable to increased worldwide demand and a series of planned and unplanned outages at producers' plants that reduced available supplies. U.S. MTBE prices reflected the escalation in market prices of methanol, which peaked in the fourth quarter of 1994.

  The 1995, 1994 and 1993 periods included pretax charges of $12 million, $13 million and $12 million, respectively, in costs and other operating expenses for estimated future environmental cleanup costs. These charges do not reflect any potential benefit from insurance proceeds.

 Other

  In 1994, management adopted a corporate restructuring program, resulting in a pretax charge of $30 million, primarily for costs associated with personnel reductions. This item was reported as restructuring costs in 1994.

  Interest expense was $89 million in 1995, $85 million in 1994 and $105 million in 1993. Interest expense declined in 1994 from 1993 due to lower debt levels and lower interest rates on certain foreign bank borrowing.

  Other income (expense), net, was $22 million in 1995, $26 million in 1994, and $(9) million in 1993. The 1995 period reflected higher equity earnings from the Company's Japanese PO/SM joint venture and higher interest income, partly offset by higher foreign exchange losses. The 1994 period included an $18 million pretax benefit from an insurance settlement related to the 1990 Channelview plant incident. The decrease in 1993 reflects a pretax loss of $13 million on early retirement of debt.

 Income Taxes

  The Company's effective income tax rate was 32.8 percent in 1995, 35.3 percent in 1994, and 31.2 percent in 1993. The decrease in 1995 reflected benefits from higher export income and increased utilization of foreign tax credits due to higher foreign earnings. The low rate in 1993 reflects recognition of deferred foreign assets.

                              FINANCIAL CONDITION

 Liquidity and Capital Resources

  As of December 31, 1995, the Company had $235 million in cash and cash equivalents compared with $144 million at December 31, 1994.

  The Consolidated Statement of Cash Flows for the year ended December 31, 1995 shows that net cash flows provided by operating activities were $677 million, whereas net cash flows used by investment and financing activities were $301 million and $285 million, respectively.

  Operating cash flow in 1995 was affected by increases in receivables and inventories of $58 million and $64 million, respectively, excluding related party receivables and foreign exchange effects. The accounts receivable increase is primarily due to the integration of the TDI business in 1995. The increase in 1995 inventory reflects a combination of low inventory levels at year-end 1994 and a slowdown in second-half 1995 sales.

  Investment activities in 1995 included expenditures for plant and equipment of $195 million, which was comparable to the $186 million spent in 1994. A significant portion of the 1995 and 1994 capital programs were devoted to environmental, health and safety projects as well as PO derivative capacity expansions at existing facilities. The Company's 1996 capital budget for plant and equipment is $285 million.

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

  In connection with the plant project in Rotterdam, the Company anticipates that it will make capital commitments denominated in a foreign currency beginning in 1996 and extending through 2000. The Company has entered into foreign currency forward and purchased option contracts to minimize the foreign exchange exposures associated with these anticipated commitments. The notional amount of foreign currency contracts outstanding increased to $442 million at December 31, 1995 from $120 million at December 31, 1994, primarily due to these contracts. See Note 19 of Notes to Consolidated Financial Statements.

  In January 1995, the Company entered into a long-term supply arrangement with Rhone-Poulenc (RP) for toluene diisocyanate (TDI). Adding TDI to the list of products sold by the Company complements the Company's existing line of polyols products and strengthens the Company's position in the polyurethanes market. Effective January 1, 1995, the Company was entitled to the entire TDI output of RP's two plants in France, which have a combined annual capacity of approximately 264 million pounds.

  The Company made an initial payment of $80 million at closing for capacity reservation fees and other long-term rights and costs. These are reported in the accompanying consolidated balance sheet as "Deferred charges and other assets" and are being amortized on a straight-line basis over the 15-year period of the agreement. The Company is obligated to pay additional capacity reservation fees and purchase minimum quantities of TDI for periods of up to 15 years. The Company's projected TDI sales volumes exceed the minimum purchase quantities, and the Company expects to fund the obligations under this arrangement through cash flows from increased sales revenues.

  In December 1995, an explosion occurred at one of RP's plants. As a result, RP may not be able to supply the full amount of TDI to the Company from this RP plant for several months. During this period of time, certain of the fees payable by the Company to RP for the production from this RP plant will be abated.

  The Company paid dividends totalling $255 million in 1995, including a $.70 per share dividend, totalling $68 million, during the quarter ended December 31, 1995. On January 25, 1996, the Board of Directors declared a dividend of $.70 per share on the Company's common stock, payable March 1, 1996.

  The Company maintains a credit agreement under which it can borrow amounts of up to $300 million. At December 31, 1995, the Company had no outstanding borrowings against the credit agreement, which is used to back up the Company's commercial paper borrowing.

  It is expected that future cash requirements for capital expenditures, dividends and debt repayments will be met by cash generated from operating activities and additional borrowing.

 Effects of Inflation

  Based on the age of the Company's fixed assets, it is estimated that the replacement cost of those assets is greater than the historical cost reflected in the Company's financial statements. Accordingly, the Company's depreciation and amortization expense for the three years ended December 31, 1995, would be greater if the expense were stated on a current cost basis.

 Risk Management

  The Company uses derivative financial instruments to reduce certain types of financial risk. Use of derivatives is limited to simple, non-leveraged instruments placed with major financial institutions whose creditworthiness is monitored. Company policy provides restrictions on concentrating credit risk in any one institution. Hedging strategies and transactions are reviewed and approved by management before being implemented. Monthly market valuations and quarterly sensitivity analyses are performed to monitor the effectiveness of the Company's risk management program.

  The Company enters into the following activities using derivative financial instruments: (1) foreign currency forward contracts, option contracts and swap contracts to reduce the risk of foreign currency fluctuations on future cash flows, and, to a lesser extent, (2) interest rate swaps to minimize the impact of fluctuating interest rates on the Company's outstanding floating rate debt.

 Feedstock Costs

  See "Raw Materials" included in Items 1 and 2.

 Environmental

  The Company is subject to loss contingencies pursuant to federal, state, local, and foreign environmental laws and regulations. These contingencies include possible obligations to remove or mitigate the effects on the environment of the past disposal or release of certain chemical substances at various sites (remediation costs). The Company continues to evaluate the amount of these remediation costs and periodically adjusts its reserve for remediation costs and its estimate of additional environmental loss contingencies based on progress made in determining the magnitude, method and timing of the remedial actions that may be required by government authorities and an evaluation of the Company's potential liability in relation to the liability and financial resources of any other potentially responsible parties. Reflected in costs and other operating expenses for 1995 is a $12 million pretax charge for estimated future remediation costs compared with $13 million in 1994 and $12 million in 1993.

  At December 31, 1995, the Company's environmental reserve totaled $59 million, which reflected the Company's latest assessment of potential future remediation costs associated with existing sites. A significant portion of the reserve is related to the Company's Beaver Valley (Pennsylvania) facility. The remainder of the reserve is related to four other plant sites and two federal Superfund sites for amounts ranging from $1 million to $15 million per site. The Company is involved in administrative proceedings or lawsuits relating to seven other Superfund sites. However, it estimates, based on currently available information, that potential loss contingencies associated with these seven sites, individually and in the aggregate, are not significant. Substantially all amounts reserved are expected to be paid out over the next five to ten years.

  The Company relies upon remedial investigation/feasibility studies (RI/FS) at each site as a basis for estimating remediation costs at the site. The Company has substantially completed RI/FS at most of its sites; however, two plant facilities are currently undergoing either RI/FS or preliminary assessments. In addition, selection of the remediation method and the cleanup standard to be applied is, in most cases, subject to approval by the appropriate government authority. Accordingly, the Company may have possible loss contingencies in excess of the amounts reserved to the extent the scope of remediation required, the final remediation method selected and the cleanup standard applied vary from the assumptions used in estimating the reserve. The Company estimates that the upper range of these possible loss contingencies should not exceed the amount accrued by more than $65 million.

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

 Statement of Financial Accounting Standards Not Yet Adopted

  In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 requires companies to adopt its provisions for fiscal years beginning after December 15, 1995. SFAS No. 123 encourages a fair value based method of accounting for employee stock options or similar equity instruments, but allows continued use of the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Companies electing to continue to use APB No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. The Company is evaluating the provisions of SFAS No. 123, but has not yet determined whether it will continue to follow the provisions of APB No. 25 or change to the fair value method of SFAS No. 123.

ITEM 8.FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                        ARCO CHEMICAL COMPANY                           PAGE
 CONSOLIDATED FINANCIAL STATEMENTS
    Report of Independent Accountants................................... 20
    Consolidated Statements of Income for the Years Ended December 31,
     1995, 1994, and 1993..............................................  21
    Consolidated Balance Sheets as of December 31, 1995 and 1994.......  22
    Consolidated Statements of Cash Flows for the Years
     Ended December 31, 1995, 1994, and 1993...........................  23
    Consolidated Statements of Stockholders'
     Equity for the Years Ended December 31, 1995, 1994, and 1993......  24
    Notes to Consolidated Financial Statements.........................  25

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of ARCO Chemical Company

  We have audited the consolidated financial statements of ARCO Chemical Company and Subsidiaries listed in the index on page 19 of this Form 10-K. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ARCO Chemical Company and Subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

                                          Coopers & Lybrand L.L.P.

2400 Eleven Penn Center
Philadelphia, Pennsylvania
February 12, 1996

                             ARCO CHEMICAL COMPANY

                       CONSOLIDATED STATEMENTS OF INCOME
             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993

                  (MILLIONS OF DOLLARS, EXCEPT PER SHARE DATA)

                                                         1995    1994    1993
                                                        ------  ------  ------
Sales and other operating revenues:
  Unrelated parties.................................... $4,085  $3,267  $2,996
  Related parties......................................    197     156     196
                                                        ------  ------  ------
  Total revenues.......................................  4,282   3,423   3,192
Costs and other operating expenses (includes costs of
 $134 in 1995, $85 in 1994, and $135 in 1993, of
 related parties sales)................................  3,102   2,586   2,453
                                                        ------  ------  ------
  Gross profit.........................................  1,180     837     739
Selling, general and administrative expenses...........    278     256     242
Research and development...............................     79      76      72
Restructuring costs....................................     --      30      --
                                                        ------  ------  ------
  Operating income.....................................    823     475     425
Interest expense.......................................    (89)    (85)   (105)
Other income (expense), net............................     22      26      (9)
                                                        ------  ------  ------
  Income before income taxes...........................    756     416     311
Provision for income taxes.............................    248     147      97
                                                        ------  ------  ------
  Net income........................................... $  508  $  269  $  214
                                                        ======  ======  ======
Earnings per common share.............................. $ 5.28  $ 2.80  $ 2.23
                                                        ======  ======  ======

                            See accompanying notes.

                             ARCO CHEMICAL COMPANY

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1994

                             (MILLIONS OF DOLLARS)

                                     ASSETS

                                                                  1995    1994
                                                                 ------  ------
Current assets:
  Cash and cash equivalents....................................  $  235  $  144
  Short-term investments.......................................      25      --
  Accounts receivable..........................................     630     549
  Accounts receivable--related parties.........................       1      16
  Inventories..................................................     472     397
  Prepaid expenses and other current assets....................      19      18
                                                                 ------  ------
  Total current assets.........................................   1,382   1,124
Investments and long-term receivables..........................      90      97
Property, plant and equipment, net.............................   2,293   2,221
Deferred charges and other assets (net of accumulated amortiza-
 tion of $285 in 1995 and $247 in 1994)........................     370     295
                                                                 ------  ------
  Total assets.................................................  $4,135  $3,737
                                                                 ======  ======
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable................................................  $   --  $   23
  Long-term debt due within one year...........................      25      15
  Accounts payable.............................................     228     208
  Accounts payable--related parties............................      25      34
  Taxes payable................................................      94      66
  Other accrued liabilities....................................     217     199
                                                                 ------  ------
  Total current liabilities....................................     589     545
                                                                 ------  ------
Long-term debt.................................................     887     898
Other liabilities and deferred credits.........................     158     142
Deferred income taxes..........................................     409     369
Minority interest..............................................     123     124
Stockholders' equity:
  Common stock, $1 par value; authorized 250,000,000 shares;
   99,550,001 issued; outstanding 96,488,880 (1995), 96,085,201
   (1994)......................................................     100     100
  Additional paid-in capital...................................     869     864
  Retained earnings............................................     985     732
  Foreign currency translation.................................     110      70
  Treasury stock, at cost (shares: 3,061,121, 1995; 3,464,800,
   1994).......................................................     (95)   (107)
                                                                 ------  ------
  Total stockholders' equity...................................   1,969   1,659
                                                                 ------  ------
  Total liabilities and stockholders' equity...................  $4,135  $3,737
                                                                 ======  ======

                            See accompanying notes.

                             ARCO CHEMICAL COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993

                             (MILLIONS OF DOLLARS)

                                                           1995   1994   1993
                                                           -----  -----  -----
Cash flows from operating activities
  Net income.............................................. $ 508  $ 269  $ 214
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Depreciation and amortization.........................   233    235    223
    Deferred income taxes.................................    15     27     43
    Restructuring costs...................................    --     30     --
    Provision for environmental liabilities...............    12     13     12
    Equity in net (income) loss of affiliate..............   (14)    (2)     2
    Dividends received from affiliate.....................    17     --     --
    Net change in accounts receivable, inventories,
     accounts and other payables..........................   (68)    24    (73)
    Other.................................................   (26)   (31)     3
                                                           -----  -----  -----
  Net cash provided by operating activities...............   677    565    424
                                                           -----  -----  -----
Cash flows from investment activities
  Capital expenditures....................................  (195)  (186)  (181)
  Increase in deferred charges............................   (82)    (9)   (10)
  Net (purchases of) proceeds from short-term investments
   .......................................................   (25)    --      9
  Proceeds from asset sales...............................     6     22     69
  Other...................................................    (5)    (3)    12
                                                           -----  -----  -----
  Net cash used in investment activities..................  (301)  (176)  (101)
                                                           -----  -----  -----
Cash flows from financing activities
  Dividends paid..........................................  (255)  (240)  (240)
  Net (repayment of) proceeds from notes payable .........   (24)   (33)    21
  Repayment of long-term debt.............................   (23)   (18)   (57)
  Early debt extinguishment...............................    --     --   (135)
  Other...................................................    17      3     (3)
                                                           -----  -----  -----
  Net cash used in financing activities...................  (285)  (288)  (414)
                                                           -----  -----  -----
Effect of exchange rate changes on cash...................    --      1     (2)
                                                           -----  -----  -----
Net increase (decrease) in cash and cash equivalents......    91    102    (93)
Cash and cash equivalents at beginning of year............   144     42    135
                                                           -----  -----  -----
Cash and cash equivalents at end of year.................. $ 235  $ 144  $  42
                                                           =====  =====  =====

                            See accompanying notes.

                             ARCO CHEMICAL COMPANY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993

                  (MILLIONS OF DOLLARS, EXCEPT PER SHARE DATA)

                                                ADDITIONAL            FOREIGN
                                 COMMON STOCK    PAID-IN   RETAINED  CURRENCY
                                ISSUED TREASURY  CAPITAL   EARNINGS TRANSLATION
                                ------ -------- ---------- -------- -----------
Balance December 31, 1992
 (99,550,001 shares issued;
 3,622,950 treasury shares)....  $100   $(112)     $864     $ 729      $ 49
Net income.....................    --      --        --       214        --
Cash dividends ($2.50 per
 share)........................    --      --        --      (240)       --
Foreign currency translation...    --      --        --        --       (30)
Reissuance of 71,650 treasury
 shares upon exercise of stock
 options.......................    --       2        --        --        --
                                 ----   -----      ----     -----      ----
Balance December 31, 1993
 (99,550,001 shares issued;
 3,551,300 treasury shares)....   100    (110)      864       703        19
Net income.....................    --      --        --       269        --
Cash dividends ($2.50 per
 share)........................    --      --        --      (240)       --
Foreign currency translation...    --      --        --        --        51
Reissuance of 86,500 treasury
 shares upon exercise of stock
 options.......................    --       3        --        --        --
                                 ----   -----      ----     -----      ----
Balance December 31, 1994
 (99,550,001 shares issued;
 3,464,800 treasury shares)....   100    (107)      864       732        70
Net income.....................    --      --        --       508        --
Cash dividends ($2.65 per
 share)........................    --      --        --      (255)       --
Foreign currency translation...    --      --        --        --        40
Reissuance of 403,679 treasury
 shares in connection with
 purchases by employee benefit
 plan and upon exercise of
 stock options.................    --      12         5        --        --
                                 ----   -----      ----     -----      ----
Balance December 31, 1995
 (99,550,001 shares issued;
 3,061,121 treasury shares)....  $100   $ (95)     $869     $ 985      $110
                                 ====   =====      ====     =====      ====


                            See accompanying notes.

                             ARCO CHEMICAL COMPANY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.FORMATION OF THE COMPANY

  On June 9, 1987, Atlantic Richfield Company (ARCO) transferred substantially all the assets and liabilities of the oxygenates and polystyrenics businesses of the then ARCO Chemical Division to ARCO Chemical Company (the Company) in exchange for 80,000,001 shares of common stock. On October 5, 1987, the Company completed an initial public offering of 19,550,000 shares of common stock. ARCO's 80,000,001 shares represented approximately 82.9 percent of the outstanding shares of common stock at December 31, 1995.

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation--The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries and partnerships. Investments in affiliates (20 percent to 50 percent owned) are accounted for under the equity method. All significant intercompany transactions have been eliminated in consolidation. Certain amounts in 1994 and 1993 have been reclassified for comparative purposes.

  Use of Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. See Note 11.

  Cash Equivalents; Short-Term Investments--Cash equivalents consist of highly liquid investments, such as time deposits, certificates of deposit and marketable securities other than equity securities, maturing within three months from the date of purchase. Short-term investments consist of similar investments maturing in more than three months from the date of purchase. Cash equivalents and short-term investments are carried at cost, which approximates market, and are classified as held-to-maturity.

  Property, Plant and Equipment--Property, plant and equipment are depreciated on a straight-line method over their estimated useful lives. Upon disposition, residual cost less salvage is included in current income. Maintenance and repairs are expensed and betterments are capitalized.

  Deferred Charges--Deferred charges are carried at cost and consist primarily of the value assigned to acquired technology, capacity reservation fees and other long-term processing rights and costs. These assets are being amortized on a straight-line method over their estimated useful lives or the term of the related agreement, if shorter.

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

  Income Taxes--The Company's results of operations are included in the consolidated federal income tax return, and certain consolidated, combined, or unitary state returns of ARCO. The Company's income tax expense in the consolidated financial statements is computed on a modified stand-alone basis pursuant to a tax sharing agreement, with any resulting liability or refund settled with ARCO. The agreement, as modified effective January 1, 1995, permits the Company to reduce its federal income tax liability through the use of certain tax attributes that produce a benefit to the ARCO affiliated group, but would not otherwise benefit the Company on a stand-alone basis. The modification had no effect on net income in 1995. Income tax expense also reflects the Company's liability under separate company returns filed with certain states.

  Long-Lived Asset Impairment--Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The provisions of SFAS No. 121 require the Company to review its long-lived assets for impairment on an exception basis whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through future cash flows. If it is determined that an impairment loss has occurred based on expected future cash flows, then the loss is recognized in the income statement and certain disclosures regarding the impairment are made in the financial statements. The adoption of the provisions of SFAS No. 121 did not have an effect on the Company's 1995 consolidated financial statements.

3.RELATED PARTY TRANSACTIONS AND COST ALLOCATIONS

  Effective July 1, 1987, the Company and ARCO (including ARCO subsidiaries) entered into a series of agreements that included, among other things, purchase, exchange and processing agreements, product sales agreements, operational services agreements, and an administrative services agreement.

  Certain of these agreements are between the Company and Lyondell Petrochemical Company (Lyondell). Currently, ARCO's interest in Lyondell is
49.9 percent. In 1994, ARCO issued Exchangeable Notes due 1997, which, at ARCO's option, can be exchanged at maturity into Lyondell common stock or cash of equal value. If ARCO elects to deliver shares of Lyondell common stock at maturity, ARCO's equity interest in Lyondell will be substantially reduced or eliminated. Lyondell is treated by the Company as a related party.

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

  An analysis of the aggregate transactions for the years ended December 31, 1995, 1994, and 1993 is as follows:

                                                                  1995 1994 1993
                                                                  ---- ---- ----
                                                                   (MILLIONS OF
                                                                     DOLLARS)
Purchases........................................................ $344 $332 $276
Product sales....................................................  197  156  196
Processing fees and operational services.........................   11   16   17
Administrative services:
  For ARCO.......................................................    1    1    4
  By ARCO........................................................   32   34   36

  Outstanding balances under these agreements at December 31, 1995 and 1994, are included in "Accounts receivable--related parties" and "Accounts payable-- related parties."

4. GEOGRAPHIC INFORMATION

  The Company is an international manufacturer of intermediate chemicals and specialty chemical products which it principally markets to other industrial concerns. The Company operates in one industry segment. The geographic distribution of the Company's markets and assets is indicated by the table below.

                                                       1995     1994     1993
                                                       ----     ----     ----
                                                       (MILLIONS OF DOLLARS)
  Total revenues (by destination)
    United States.................................... $ 2,181  $ 1,911  $ 1,862
    Europe and other foreign.........................   2,101    1,512    1,330
                                                      -------  -------  -------
      Total.......................................... $ 4,282  $ 3,423  $ 3,192
                                                      =======  =======  =======
  Total revenues (by origin)
    United States.................................... $ 2,878   $2,431   $2,280
    Europe...........................................   1,497      943      900
    Other foreign....................................     313      302      247
    Elimination of intercompany sales................    (406)    (253)    (235)
                                                      -------  -------  -------
      Total.......................................... $ 4,282   $3,423   $3,192
                                                      =======  =======  =======
  Pretax earnings
    United States.................................... $   764  $   495  $   428
    Europe...........................................      76        3       16
    Other foreign....................................      21        4      (24)
    Interest expense.................................     (89)     (85)    (105)
    Eliminations.....................................     (16)      (1)      (4)
                                                      -------  -------  -------
      Total.......................................... $   756  $   416  $   311
                                                      =======  =======  =======
  Total assets
    United States.................................... $ 2,610   $2,462   $2,325
    Europe...........................................   1,530    1,298    1,149
    Other foreign....................................     315      283      253
    Eliminations.....................................    (320)    (306)    (225)
                                                      -------  -------  -------
      Total.......................................... $ 4,135   $3,737   $3,502
                                                      =======  =======  =======
  United States export sales
    Asia Pacific..................................... $   294  $   206  $   128
    Canada and Latin America.........................     115      114       86
    Europe and other foreign.........................      11        9        2
                                                      -------  -------  -------
      Total.......................................... $   420  $   329  $   216
                                                      =======  =======  =======

  Intercompany sales are made at prices approximating current market values. The amounts of intercompany sales that are included in total revenues are as follows:

                                                          1995    1994    1993
                                                         ------- ------- -------
                                                          (MILLIONS OF DOLLARS)
United States...........................................    $373 $   218    $207
Europe..................................................      32      34      28
Other foreign...........................................       1       1      --
                                                         ------- ------- -------
  Total.................................................    $406 $   253    $235
                                                         ======= ======= =======

  Included in pretax earnings are royalty charges made to foreign operations for the use of Company technology. Eliminations principally include intercompany sales, profit, and receivables.

5.INVENTORIES

  Inventories are stated at the lower of cost or market. In 1995, approximately 90 percent of inventories, excluding materials and supplies, were determined by the last-in, first-out (LIFO) method. Materials and supplies and other non-LIFO inventories are valued using either the first-in, first-out (FIFO) or the average cost methods.

  Inventories at December 31, 1995 and 1994, comprised the following categories:

                                                              1995       1994
                                                           ---------- ----------
                                                           (MILLIONS OF DOLLARS)
Finished goods............................................       $338       $272
Work-in-process...........................................         38         35
Raw materials.............................................         51         49
Materials and supplies....................................         45         41
                                                           ---------- ----------
  Total...................................................       $472       $397
                                                           ========== ==========

  If the FIFO inventory valuation method had been used exclusively, inventories would have been higher (lower) than the book value of such inventories by approximately $9 million and $(6) million at December 31, 1995 and 1994, respectively.

6.PROPERTY, PLANT AND EQUIPMENT, NET

  Property, plant and equipment, at cost, and related accumulated depreciation at December 31, 1995 and 1994, were as follows:

                                                                   1995   1994
                                                                  ------ ------
                                                                  (MILLIONS OF
                                                                    DOLLARS)
Land............................................................. $   18 $   18
Buildings and equipment..........................................  3,670  3,325
Construction in progress.........................................    124    181
                                                                  ------ ------
                                                                   3,812  3,524
Less: Accumulated depreciation...................................  1,519  1,303
                                                                  ------ ------
  Total.......................................................... $2,293 $2,221
                                                                  ====== ======

  Depreciation expense for the years ended December 31, 1995, 1994 and 1993 was $192 million, $193 million, and $188 million, respectively. Expenses for maintenance and repairs, including costs associated with plant maintenance turnarounds, for the years ended December 31, 1995, 1994, and 1993 were $97 million, $105 million, and $109 million, respectively.

7.BANK CREDIT FACILITIES

  In October 1994, the Company executed an amendment to an existing credit facility under which it can borrow a total amount of up to $300 million. This agreement effectively replaced the two previous revolving credit agreements entered into in December 1993. The credit agreement, as amended, has a restrictive financial covenant which requires that the Company maintain a minimum net worth of $1 billion and has a term of five years. At December 31, 1995, the Company had no outstanding borrowings against the credit agreement.

  Notes payable at December 31, 1994 consisted primarily of short-term bank borrowings and commercial paper issued to a variety of financial investors and institutions at various interest rates and maturities of up to 270 days. The weighted average effective interest rate for these borrowings at December 31, 1994 was 5.8 percent. As a condition of the sale of commercial paper, the Company is required to maintain a back-up credit facility at least equal to the amount of the outstanding commercial paper. The Company uses the credit agreement for this purpose.

8.OTHER ACCRUED LIABILITIES

  Other accrued liabilities at December 31, 1995 and 1994, were as follows:

                                                                       1995 1994
                                                                       ---- ----
                                                                       (MILLIONS
                                                                          OF
                                                                       DOLLARS)
Payroll and benefits.................................................. $ 79 $ 65
Contractual obligations...............................................   26   21
Interest..............................................................   20   20
Restructuring costs...................................................    6   15
Other.................................................................   86   78
                                                                       ---- ----
  Total............................................................... $217 $199
                                                                       ==== ====

9.TAXES

  The components of the provision for income taxes for the years ended December 31, 1995, 1994, and 1993 were as follows:

                                                        1995    1994     1993
                                                       ------- -------  -------
                                                        (MILLIONS OF DOLLARS)
Federal:
  Current............................................. $   202    $123  $    50
  Deferred............................................       6      21       72
                                                       ------- -------  -------
    Total.............................................     208     144      122
                                                       ------- -------  -------
Foreign:
  Current.............................................      21      (6)       2
  Deferred............................................       9      12      (33)
                                                       ------- -------  -------
    Total.............................................      30       6      (31)
                                                       ------- -------  -------
State:
  Current.............................................      10       3       (1)
  Deferred............................................      --      (6)       7
                                                       ------- -------  -------
    Total.............................................      10      (3)       6
                                                       ------- -------  -------
                                                          $248    $147  $    97
                                                       ======= =======  =======

  Deferred tax liabilities and assets are comprised of the following at December 31, 1995 and 1994:

                                                              1995       1994
                                                           ---------- ----------
                                                           (MILLIONS OF DOLLARS)
Deferred tax liabilities:
  Depreciation and amortization...........................       $435       $415
  Other...................................................         47         32
                                                           ---------- ----------
   Gross deferred tax liabilities.........................        482        447
                                                           ---------- ----------
Deferred tax assets:
  Loss carryforwards......................................        167        113
  Tax basis in excess of book.............................         31         45
  Provisions for benefit plans and estimated expenses.....         74         75
                                                           ---------- ----------
   Gross deferred tax assets..............................        272        233
                                                           ---------- ----------
   Deferred tax asset valuation allowance.................        138        101
                                                           ---------- ----------
Net deferred tax liability................................       $348       $315
                                                           ========== ==========

The valuation allowance was $116 million at December 31, 1993.

  A reconciliation of the federal statutory rate to the effective tax rate for the years ended December 31, 1995, 1994, and 1993 is as follows:

                              PERCENT OF PRETAX INCOME
                             ----------------------------
                               1995      1994      1993
                             --------  --------  --------
Federal statutory rate......     35.0      35.0      35.0
  Increase (reduction) in
   taxes resulting from:
    State income taxes (net
     of federal effect).....      0.9      (0.5)      1.9
    Foreign deferred tax as-
     set recognition........       --        --      (8.3)
    Deferred tax effect of
     federal rate increase..       --        --       2.1
    Other...................     (3.1)      0.8       0.5
                             --------  --------  --------
Effective tax rate..........     32.8      35.3      31.2
                             ========  ========  ========

During 1993, the Company took certain actions to convert five-year foreign tax loss carryforwards into additional depreciable tax basis. Future losses attributable to the additional basis will have an unlimited carryforward period.

  At December 31, 1995, the Company had federal capital loss carryforwards of $75 million, foreign tax loss carryforwards of $366 million, and state tax loss carryforwards of $152 million. These carryforwards begin expiring in 1996. Existing foreign tax credits are sufficient to offset any tax on undistributed earnings of foreign subsidiaries.

10.LONG-TERM DEBT

  Long-term debt at December 31, 1995 and 1994, comprised the following:

                                                                      1995 1994
                                                                      ---- ----
                                                                      (MILLIONS
                                                                         OF
                                                                      DOLLARS)
9.9% debentures due in 2000.......................................... $200 $200
9.375% debentures due in 2005........................................  100  100
10.25% debentures due in 2010........................................  100  100
9.8% debentures due in 2020..........................................  224  224
Dutch bank loans.....................................................  187  172
French bank loans....................................................   76   84
Other................................................................   25   33
                                                                      ---- ----
  Total..............................................................  912  913
Debt due within one year.............................................   25   15
                                                                      ---- ----
  Long-term debt..................................................... $887 $898
                                                                      ==== ====

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

  The Dutch bank loans, entered into by the Company's wholly owned subsidiary, ARCO Chemie Nederland, Ltd. (ACNL), consist of two borrowings, both due in 1997. At December 31, 1995, ACNL had outstanding interest rate swaps on both of its bank loans, totalling 300 million Dutch guilders, or approximately $187 million. Both swaps mature in 1997 when the related debt becomes due. The swaps effectively changed both loans' floating rates, which are based on the Amsterdam Interbank Offer Rate ("AIBOR"), to fixed rates of 5.7 percent and
6.7 percent. The Company intends to hold the swaps until maturity. See Note
19.

  The French bank loans, entered into by the Company's wholly owned affiliate, ARCO Chimie France, SNC, mature at various dates through 2006. The weighted average effective interest rate for these borrowings was approximately 7.4 percent and 7.9 percent in 1995 and 1994, respectively.

  Aggregate maturities of all long-term debt during the next five years are $25 million in 1996, $214 million in 1997, $26 million in 1998, $20 million in 1999, $201 million in 2000, and $426 million thereafter.

11.OTHER COMMITMENTS AND CONTINGENCIES

COMMITMENTS

  In January 1995, the Company entered into a long-term supply arrangement for toluene diisocyanate (TDI). Initial payments of $80 million were made at closing for capacity reservation fees, related inventory and other rights and costs. Effective January 1, 1995, the Company was entitled to all of the TDI output of the supplier's two plants in France, which have a combined rated capacity of approximately 264 million pounds per year. Under the arrangement, the Company is required to purchase a minimum of 216 million pounds of TDI per year for up to 15 years. The aggregate purchase price is a combination of plant cost and market price. The Company is further obligated to pay additional capacity reservation fees based upon plant output factors.

  To assure itself of reliable, long-term supplies of utilities at favorable rates for its Rotterdam plant, the Company entered into a 15-year utility cogeneration joint venture as a limited partner. The joint venture operates a cogeneration plant, primarily funded through nonrecourse debt. The Company is obligated to take or pay for minimum quantities of steam and electricity in support of the joint venture's financing arrangement. The Company pays for actual quantities of steam and electricity taken based on the joint venture's actual cost plus a specified return on the partners' investment. The Company also has a long-term purchase agreement for ethylene which requires the Company to take or pay for 143 million pounds annually at prevailing market prices for a remaining term of four years. Purchases under the cogeneration and the ethylene agreements during 1995, 1994 and 1993 were $50 million, $30 million and $27 million, respectively.

  The Company has commitments, including those related to capital expenditures, all made in the normal course of business. At December 31, 1995, there were commitments associated with various capital projects which were not significant either individually or in the aggregate.

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

  At December 31, 1995, the Company's environmental reserve totaled $59 million, which reflected the Company's latest assessment of potential future remediation costs associated with existing sites. A significant portion of the reserve is related to the Company's Beaver Valley (Pennsylvania) facility. The reserve gives recognition to a work plan, between the Company and the Pennsylvania Department of Environmental Resources, for testing, risk assessment, remedial process design and remediation of conditions at the Beaver Valley plant. The reserve also reflects an agreement between the Company and another responsible party whereby that party has agreed to pay for approximately 50 percent of the costs associated with the Beaver Valley plant work plan. The remainder of the reserve is related to four other plant sites and two federal Superfund sites for amounts ranging from $1 million to $15 million per site. The Company is involved in administrative proceedings or lawsuits relating to seven other Superfund sites. However, it estimates, based on currently available information, that potential loss contingencies associated with these sites, individually and in the aggregate, are not significant. Substantially all amounts reserved are expected to be paid out over the next five to ten years.

  The Company relies upon remedial investigation/feasibility studies (RI/FS) at each site as a basis for estimating remediation costs at the site. The Company has substantially completed RI/FS at most of its sites; however, two plant facilities are currently undergoing either RI/FS or preliminary assessments. In addition, selection of the remediation method and the cleanup standard to be applied are, in most cases, subject to approval by the appropriate government authority. Accordingly, the Company may have possible loss contingencies in excess of the amounts reserved to the extent the scope of remediation required, the final remediation method selected and the cleanup standard applied vary from the assumptions used in estimating the reserve. The Company estimates that the upper range of these possible loss contingencies should not exceed the amount accrued by more than $65 million.

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

12.RETIREMENT PLANS

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

  Retirement benefits under the ACRP are based on years of participation service and the employee's compensation primarily during the last three years of service. Retirement benefits for the Beaver Valley Hourly Retirement Plan are primarily based on years of service and on the employee's career average earnings after January 1, 1989, plus a prior benefit accrued through December 31, 1988. European and Asia Pacific plans vary by country, but are primarily based on years of service and compensation during the last year of service. The funding policy for these plans consists of annual contributions as required by applicable regulations. In 1995, 1994, and 1993, the Company charged pension costs as accrued, based on an actuarial valuation, and funded the plans through contributions to separate trust funds that are kept apart from Company funds.

  The following tables set forth the plans' funded status and amounts recognized in the Company's balance sheets at December 31, 1995 and 1994:

                                                                1995
                                                     ---------------------------
                                                     ASSETS EXCEED  ACCUMULATED
                                                      ACCUMULATED    BENEFITS
                                                       BENEFITS    EXCEED ASSETS
                                                     ------------- -------------
                                                        (MILLIONS OF DOLLARS)
Actuarial present value of benefit obligations:
  Vested benefit obligation........................      $171          $ 20
                                                         ====          ====
  Accumulated benefit obligation...................      $194          $ 20
                                                         ====          ====
  Projected benefit obligation.....................      $261          $ 32
Plan assets at fair value, primarily stocks and
 bonds.............................................       258            --
                                                         ----          ----
Projected benefit obligation in excess of plan as-
 sets..............................................        (3)          (32)
Unrecognized net loss..............................        32            15
Prior service cost not yet recognized in net peri-
 odic pension cost.................................         6             2
Unrecognized net liability at January 1, 1995......         4            --
Adjustment required to recognize minimum liability.        --            (6)
                                                         ----          ----
Prepaid pension cost (liability) recognized in the
 balance sheet.....................................      $ 39          $(21)
                                                         ====          ====

                                                                1994
                                                     ---------------------------
                                                     ASSETS EXCEED  ACCUMULATED
                                                      ACCUMULATED    BENEFITS
                                                       BENEFITS    EXCEED ASSETS
                                                     ------------- -------------
                                                        (MILLIONS OF DOLLARS)
Actuarial present value of benefit obligations:
  Vested benefit obligation........................      $125          $ 16
                                                         ====          ====
  Accumulated benefit obligation...................      $144          $ 17
                                                         ====          ====
  Projected benefit obligation.....................      $200          $ 23
Plan assets at fair value, primarily stocks and
 bonds.............................................       205            --
                                                         ----          ----
Projected benefit obligation less than (in excess
 of) plan assets...................................         5           (23)
Unrecognized net loss..............................         8             9
Prior service cost not yet recognized in net peri-
 odic pension cost.................................         6             2
Unrecognized net liability at January 1, 1994......         3            --
Adjustment required to recognize minimum liability.        --            (5)
                                                         ----          ----
Prepaid pension cost (liability) recognized in the
 balance sheet.....................................
                                                         $ 22          $(17)
                                                         ====          ====

  The above tables for plans with assets exceeding accumulated benefits include foreign pension plans. These foreign plans constitute approximately 21 percent and 25 percent of the projected benefit obligation and 24 percent and 26 percent of the plan assets in the table at December 31, 1995 and 1994, respectively. The plans for which accumulated benefits exceed assets represent supplemental retirement benefits for executives and expatriated employees.

  Components of net pension cost related to Company-sponsored plans for the years ended December 31, 1995, 1994, and 1993 were as follows:

                                                       1995     1994     1993
                                                      -------  -------  -------
                                                       (MILLIONS OF DOLLARS)
Service cost......................................... $    13  $    15  $    10
Interest cost........................................      19       15       12
Actual return on plan assets.........................     (44)       1      (27)
Net amortization and deferral........................      25      (18)      13
                                                      -------  -------  -------
  Net periodic pension cost.......................... $    13  $    13  $     8
                                                      =======  =======  =======

In addition to the pension cost above, in 1994 the Company recorded $13 million pretax of additional pension expense in connection with work force reductions resulting from the corporate restructuring program.

  Foreign pension plans comprised $3 million, $5 million and $3 million of net periodic pension cost for the years 1995, 1994 and 1993, respectively.

  The assumptions used as of December 31, 1995, 1994, and 1993 in determining the domestic net pension cost and net pension liability were as follows:

                                                            1995   1994   1993
                                                            -----  -----  -----
Discount rate..............................................   7.0%  8.25%  7.25%
Rate of salary progression.................................   5.0   5.0    5.0
Long-term rate of return on assets......................... 10.25  10.25  10.25

  The assumptions used in determining the net pension cost and pension liability for foreign pension plans were based on the economic environment of each applicable country. The range of assumptions used as of December 31, 1995 was as follows: discount rates, 7.0 to 7.95 percent; rate of salary progression, 5.0 percent; long-term rate of return on assets, 7.0 to 9.0 percent.

13.OTHER POSTRETIREMENT BENEFITS

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

  The following reconciles the unfunded accumulated obligation to the Company's balance sheet as of December 31, 1995 and 1994:

                                                                     1995  1994
                                                                     ----  ----
                                                                     (MILLIONS
                                                                        OF
                                                                     DOLLARS)
Accumulated postretirement benefit obligation:
  Retirees.......................................................... $20   $14
  Fully eligible active plan participants...........................   8     9
  Other active plan participants....................................  31    33
  Unrecognized net loss.............................................  (1)   (2)
                                                                     ---   ---
Accrued postretirement benefit liability............................ $58   $54
                                                                     ===   ===

  Net periodic postretirement benefit cost for the years ended December 31, 1995, 1994 and 1993 included the following components:

                                                                  1995 1994 1993
                                                                  ---- ---- ----
                                                                   (MILLIONS OF
                                                                     DOLLARS)
Service cost.....................................................  $2   $4   $3
Interest cost....................................................   3    4    4
                                                                  ---  ---  ---
Net periodic postretirement benefit cost.........................  $5   $8   $7
                                                                  ===  ===  ===

  The medical cost trend inflation rate assumption was changed during 1995, based on cumulative experience, from 10 percent to 9 percent annually for the period 1993 to 1996, from 8 percent to 7 percent annually for the period 1997 to 2001, and from 6 percent to 5 percent annually thereafter. Increasing the health care cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1995 by $9 million and increase net periodic postretirement benefit cost for 1995 by $1 million. The discount rate used was 7.0 percent.

14.STOCK OPTION AND EMPLOYEE BENEFIT PLANS

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

  The following table summarizes the activity relating to the Company's stock option plans:

                                           1995          1994        1993
                                        -----------  ------------  ---------
                                          (NUMBER OF SHARES, EXCEPT PER
                                                   SHARE DATA)
Outstanding at beginning of year.......   1,443,106     1,280,806  1,126,556
Granted................................     339,200       250,000    225,900
Exercised..............................    (100,133)      (86,500)   (71,650)
Cancelled/forfeited....................        (800)       (1,200)        --
Outstanding at end of year.............   1,681,373     1,443,106  1,280,806
Exercisable at end of year.............   1,342,973     1,193,106  1,054,906
Available for grant at end of year.....     273,910       613,110    863,110
Option exercise price per share:
  Shares under option.................. $32-48 9/16  $32-48 9/16    $32-41 15/16
  Shares exercised.....................  32-48 9/16   32-41 15/16    32-39

The Company issues treasury shares upon exercise of stock options.

  Effective January 1, 1995, the Company began issuing treasury shares in connection with purchases of the Company's common stock made by the ARCO Chemical Company Capital Accumulation Plan (the CAP Plan), a defined contribution plan for current and former employees of the Company. Participants' contributions to the CAP Plan through payroll deductions may be used to purchase the Company's common stock, among other investment alternatives. The Company makes matching contributions which are used solely to purchase the Company's common stock. Prior to January 1, 1995, purchases of the Company's common stock by the CAP Plan were made on the open market.

15.EARNINGS PER COMMON SHARE

  Earnings per common share are computed based on the weighted average number of shares outstanding during the year. For 1995, 1994 and 1993, the weighted average number of shares was 96,294,810; 96,059,348 and 95,956,777 shares, respectively. The effect of stock options issued under the 1987 Executive Long-Term Incentive Plan and the 1990 Long-Term Incentive Plan (see Note 14) on the computation of primary and fully diluted earnings per common share was not material and had no effect on the reported earnings per common share.

16.SUPPLEMENTAL CASH FLOW INFORMATION

  Following is supplemental cash flow information provided for the years ended December 31, 1995, 1994, and 1993:

                                                         1995     1994    1993
                                                       --------  ------- -------
                                                       (MILLIONS OF DOLLARS)
Short-term investments:
  Gross proceeds from sales........................... $     30  $   --  $   43
  Gross purchases.....................................      (55)     --     (34)
                                                       --------  ------  ------
  Net (purchases) proceeds............................ $    (25) $   --  $    9
                                                       ========  ======  ======
Notes payable:
  Gross proceeds from issuances....................... $  1,484  $  724  $  601
  Gross repayments....................................   (1,508)   (757)   (580)
                                                       --------  ------  ------
  Net (repayments) proceeds........................... $    (24) $  (33) $   21
                                                       ========  ======  ======
Cash paid during the year for:
  Interest (net of amount capitalized)................ $     87  $   82  $  105
  Income taxes........................................      213      93      51

17.LEASE COMMITMENTS

  The Company leases various facilities and equipment under noncancelable lease arrangements for varying periods. At December 31, 1995, future minimum lease payments for all noncancelable operating leases with lease terms in excess of one year were as follows:

                                                                      (MILLIONS
                                                                     OF DOLLARS)
      1996..........................................................    $ 50
      1997..........................................................      36
      1998..........................................................      27
      1999..........................................................      15
      2000..........................................................      13
      Later years...................................................      93
                                                                        ----
        Total minimum lease payments................................    $234
                                                                        ====

  Rental expense for the years ended December 31, 1995, 1994, and 1993 was $100 million, $88 million and $81 million, respectively.

18.FOREIGN CURRENCY TRANSACTIONS

  For the years ended December 31, 1995, 1994, and 1993, losses on foreign exchange transactions, including foreign currency derivative instruments, were $13 million, $2 million, and $1 million, respectively. See Note 19.

19.FINANCIAL INSTRUMENTS

  The Company does not hold or issue financial instruments for speculative trading purposes.

  Various types of foreign currency forward, option and swap contracts are used to minimize foreign exchange exposures. Foreign exchange exposures result from cash flows between U.S. and international operations and transactions denominated in currencies other than the local currency of an operating entity. Swap contracts are used predominantly to minimize intercompany debt exposures with maturities exceeding one year, while forward and option contracts are used for other types of foreign exchange exposures. During 1995, the Company announced plans to commence engineering studies for the construction of a new world scale PO/SM plant in Rotterdam, the Netherlands. In connection with this project, the Company anticipates that it will make capital commitments denominated in a foreign currency beginning in 1996 and extending through 2000. During 1995, the Company entered into foreign currency forward and purchased option contracts to minimize the foreign exchange exposures associated with these anticipated commitments. The notional amounts of foreign currency contracts outstanding, principally involving European currencies, were $442 million at December 31, 1995, with various maturity dates ranging from 1996 to 2000. At December 31, 1994, the notional amounts of foreign currency contracts outstanding were $120 million.

  Interest rate swap contracts are used to minimize interest rate exposures on foreign bank loans due in 1997. The maturities of the interest rate swap contracts correspond to the maturities of the related debt.

  Gains and losses, realized and unrealized, on foreign currency forward contracts covering anticipatory cash flows are recognized currently as other income or expense in the results of operations. Gains and losses on foreign currency swaps are recognized currently in income and offset foreign exchange gains and losses on the underlying intercompany loans. Gains and losses on interest rate swap contracts are accrued for each annual period to yield an effective fixed rate of interest on the related debt. Net gains and losses associated with derivative contracts for 1995 and 1994 were not material. Gains on the purchased options related to the new PO/SM plant project are deferred and will be used in the measurement of the plant construction costs. There were no deferred hedging gains as of December 31, 1995.

  The carrying value and the estimated fair value of the Company's derivative instruments as of December 31, 1995 and 1994 are shown as assets (liabilities) in the table below. The carrying value of the purchased options represents the unamortized balance of the option premium.

                                                     1995             1994
                                                ---------------  --------------
                                                CARRYING  FAIR   CARRYING FAIR
                                                 VALUE   VALUE    VALUE   VALUE
                                                -------- ------  -------- -----
                                                    (MILLIONS OF DOLLARS)
Nonderivatives:
  Short-term investments.......................   $ 25   $   25    $ --   $ --
  Investments and long-term receivables........     90       90      97     97
  Notes payable................................     --       --      23     23
  Long-term debt (including current maturi-
   ties).......................................    912    1,095     913    968
Derivatives:
  Foreign currency forwards....................     (5)      (5)     --     --
  Foreign currency options.....................      7        7      --     --
  Foreign currency swaps ......................     (6)      (6)     (4)    (4)
  Interest rate swaps..........................     (1)      (5)     --     (5)

The carrying amounts of nonderivative financial instruments are reported on the balance sheet under the indicated captions. All derivative instruments are off-balance-sheet instruments, however net receivable or payable positions related to derivative instruments are carried on the balance sheet.

  Short-term investments consist of highly liquid investments, such as time deposits, certificates of deposit and marketable securities other than equity securities, maturing in more than three months from the date of purchase. Short-term investments are carried at cost, which approximates fair value. Investments and long-term receivables, which consist primarily of equity investments in affiliated companies, were valued using current financial and other available information. The fair value of notes payable approximates carrying value due to the relatively short-term maturities of such instruments. Long-term debt was valued based on quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The fair value of derivative financial instruments represents the amount to be exchanged if the existing contracts were settled at year end and are based on market quotes.

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

20.CORPORATE RESTRUCTURING PROGRAM

  In November 1994, the Company announced a worldwide corporate restructuring program to reorganize its workforce on a global basis. In connection with the restructuring, approximately 130 positions in the Company were eliminated. The Company accrued $30 million before tax in the fourth quarter of 1994, consisting primarily of personnel costs (pension enhancements, severance and other ancillary costs) associated with personnel reductions. Of the total accrued, approximately $15 million was primarily related to enhanced pension benefits, the majority of which will be paid from the assets of qualified pension plans. An additional $15 million was related to severance and other ancillary costs to be paid from Company funds. Through the end of 1995, the program was substantially completed. The accrual balance at December 31, 1995 was $6 million, which primarily consisted of severance payments that were deferred by employees and which will be paid in 1996.

21.SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

                                MARCH       JUNE       SEPTEMBER     DECEMBER
                                 31          30            30           31
                              ----------- ----------- ------------- ------------
                              (MILLIONS OF DOLLARS, EXCEPT PER SHARE DATA)
     1995
     ----
Net sales.................... $     1,141 $     1,149  $       999   $       993
Gross profit.................         297         327          270           286
Net income...................         126         150          117           115
Earnings per common share
 (2).........................        1.31        1.56         1.21          1.19
     1994
     ----
Net sales.................... $       757 $       824       $  895        $  947
Gross profit.................         170         216          223           228
Net income (1)...............          45          68           81            75
Earnings per common share
 (2).........................         .47         .71          .84           .78

--------
(1) The fourth quarter 1994 includes a charge of $19 million ($.20 per share) for corporate restructuring costs and a benefit of $12 million ($.12 per share) from insurance proceeds.
(2) Earnings per common share calculations for each of the quarters are based on the weighted average number of shares outstanding for each period. The sum of the quarters may not necessarily be equal to the full year earnings per share amount.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None

                                   PART III

ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.EXECUTIVE COMPENSATION

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information regarding executive officers of the company is included in Part
I. For the other information called for by Items 10, 11, 12, and 13, reference is made to the Company's definitive proxy statement for its Annual Meeting of Stockholders, to be held on May 10, 1996, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1995, and which is incorporated herein by reference.

                                    PART IV

ITEM 14.EXHIBITS AND REPORTS ON FORM 8-K

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

 4.5  Form of Debt Security issuable under the Indenture referred to in Exhibit
      4.1, filed as Exhibit 4 to the Company's Current Report on Form 8-K dated De-
      cember 7, 1990, and incorporated herein by reference.
 4.6  Credit Agreement, dated as of November 19, 1993, between ARCO Chemical Com-
      pany and The First National Bank of Chicago, as Agent for the banks listed therein, filed as an Exhibit bearing the same number to the Company's Annual
      Report on Form 10-K for 1993, and incorporated herein by reference.
 4.7  Credit Agreement, dated as of November 19, 1993, between ARCO Chemical Com-
      pany and The First National Bank of Chicago, as Agent for the banks listed therein, filed as an Exhibit bearing the same number to the Company's Annual
      Report on Form 10-K for 1993, and incorporated herein by reference.
 4.8  Amendment No. 1 to the Credit Agreement, dated as of October 14, 1994, be-
      tween ARCO Chemical Company and The First National Bank of Chicago, as Agent
      for the banks listed therein, filed as an Exhibit bearing the same number to the Company's Annual Report on Form 10-K for 1994, and incorporated herein by reference.
 4.9  Instruments defining the rights of holders of long-term debt not registered under the Securities Exchange Act of 1934 (other than long-term debt issued pursuant to the Credit Agreement) are not filed because the total amount of securities authorized under any such instrument does not exceed 10 percent of the consolidated total assets of the company. The Company agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.
10.1  ARCO Chemical Company Annual Incentive Plan, effective January 1, 1988, filed as an Exhibit bearing the same number to the Company's Annual Report on Form
      10-K for 1993, and incorporated herein by reference.
10.2  Resolutions relating to Amendment No. 1 to ARCO Chemical Company Annual In-
      centive Plan, as adopted February 15, 1989, filed as an Exhibit bearing the same number to the Company's Annual Report on Form 10-K for 1990, and incor-
      porated herein by reference.
10.3  Resolutions relating to Amendment No. 2 to ARCO Chemical Company Annual In-
      centive Plan, as adopted July 17, 1990, effective September 1, 1990, filed as an Exhibit bearing the same number to the Company's Annual Report on Form 10-
      K for 1990, and incorporated herein by reference.
10.4  Amendment and Restatement of ARCO Chemical Company Executive Supplementary
      Savings Plan, effective January 1, 1989, filed as Exhibit 10.5 to the
      Company's Annual Report on Form 10-K for 1990, and incorporated herein by reference.
10.5  Resolutions relating to Amendment No. 2 to ARCO Chemical Company Executive
      Supplementary Savings Plan, as adopted July 17, 1990, effective September 1,
      1990, filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for
      1990, and incorporated herein by reference.
10.6  ARCO Chemical Company 1987 Executive Long-Term Incentive Plan, filed as Ex-
      hibit 10.12 to the Company's Registration Statement on Form S-1 (No. 33-
      15930), filed on July 28, 1987, and incorporated herein by reference.
10.7  ARCO Chemical Company 1990 Long-Term Incentive Plan, restated as amended through July 20, 1995.
10.8  ARCO Chemical Company Retirement Benefit Restoration Plan, effective January
      1, 1988, filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K
      for 1993, and incorporated herein by reference.
10.9  Resolutions relating to Amendment No. 1 to ARCO Chemical Company Retirement
      Benefit Restoration Plan, as adopted July 17, 1990, effective September 1,
      1990, filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for
      1990, and incorporated herein by reference.

10.10  ARCO Chemical Company Supplementary Executive Retirement Plan, effective
       October 1, 1990, filed as Exhibit 10.12 to the Company's Annual Report on
       Form 10-K for 1992, and incorporated herein by reference.
10.11  ARCO Chemical Company Financial Counseling Policy, effective January 1, 1988, filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for 1993,
       and incorporated herein by reference.
10.12  ARCO Chemical Company Executive Medical Insurance Plan (Summary Plan Descrip-
       tion), effective January 1, 1988, filed as Exhibit 10.14 to the Company's An-
       nual Report on Form 10-K for 1993, and incorporated herein by reference.
10.13  ARCO Chemical Company Key Management Deferral Plan, effective October 1,
       1990, filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for
       1990, and incorporated herein by reference.
10.14  Amendment No. 1 to the Key Management Deferral Plan, effective as of October
       22, 1992.
10.15  ARCO Chemical Company Key Management Long-Term Disability Plan, effective Oc-
       tober 1, 1990, filed as Exhibit 10.16 to the Company's Annual Report on Form
       10-K for 1992, and incorporated herein by reference.
10.16  Resolutions relating to ARCO Chemical Company Key Management Life Insurance
       Plan, as adopted July 17, 1990, effective August 1, 1990, filed as Exhibit
       10.21 to the Company's Annual Report on Form 10-K for 1990, and incorporated herein by reference.
10.17  ARCO Chemical Company Retirement Plan for Outside Directors, as amended and restated effective October 1, 1990, filed as Exhibit 10.18 to the Company's
       Annual Report on Form 10-K for 1992, and incorporated herein by reference.
10.18  ARCO Chemical Company Deferral Plan for Outside Directors, effective October
       1, 1990, filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K
       for 1992, and incorporated herein by reference.
10.19  Cross-Indemnification Agreement, dated as of June 1, 1987, between ARCO Chem-
       ical Company and Atlantic Richfield Company, filed as Exhibit 10.2(a) to the
       Company's Registration Statement on Form S-1 (No. 33-15930), filed on July
       28, 1987, and incorporated herein by reference.
10.20  Amendment No. 1 to Cross-Indemnification Agreement, dated as of June 30,
       1987, between ARCO Chemical Company and Atlantic Richfield Company, filed as
       Exhibit 10.2(b) to the Company's Registration Statement on Form S-1 (No. 33-
       15930), filed on July 28, 1987, and incorporated herein by reference.
10.21  Amendment No. 2 to Cross-Indemnification Agreement, dated as of July 1, 1987, between ARCO Chemical Company and Atlantic Richfield Company, filed as Ex-
       hibit 10.2(c) to Amendment No. 1 to the Company's Registration Statement on
       Form S-1
       (No. 33-15930), filed on August 21, 1987, and incorporated herein by refer-
       ence.
10.22  Amended and Restated Tax Sharing Agreement, effective as of January 1, 1995, between ARCO Chemical Company and Atlantic Richfield Company, filed as Ex-
       hibit 10 to the Company's Quarterly Report on Form 10-Q for the quarterly pe-
       riod ended June 30, 1995, and incorporated herein by reference.
10.23  LPC/ACC Services Agreement, dated as of June 30, 1987, between ARCO Chemical
       Company and Lyondell Petrochemical Company, filed as Exhibit 10.4 to the
       Company's Registration Statement on Form S-1 (No. 33-15930), filed on July
       28, 1987, and incorporated herein by reference.
10.24  Services Agreement, dated as of July 18, 1987, between ARCO Chemical Company and Atlantic Richfield Company, filed as Exhibit 10.5 to the Company's Regis-
       tration Statement on Form S-1 (No. 33-15930), filed on July 28, 1987, and in-
       corporated herein by reference.

10.25  Amendment No. 1 to Services Agreement, dated as of March 30, 1990, between
       ARCO Chemical Company and Atlantic Richfield Company, filed as Exhibit 10.29 to the Company's Annual Report on Form 10-K for 1990, and incorporated herein by reference.
10.26  Shareholder Agreement, dated as of June 30, 1987, between ARCO Chemical Com-
       pany and Atlantic Richfield Company, filed as Exhibit 10.6 to the Company's
       Registration Statement on Form S-1 (No. 33-15930), filed on July 28, 1987, and incorporated herein by reference.
10.27  Form of ARCO Chemical Company Indemnity Agreement with officers and direc-
       tors, filed as Exhibit 10.8 to the Company's Registration Statement on Form
       S-1 (No. 33-15930), filed on July 28, 1987, and incorporated herein by refer-
       ence.
12     Statement re computation of the ratio of earnings to fixed charges.
21     Subsidiaries of ARCO Chemical Company.
23     Consent of Independent Accountants.
24     Power of Attorney.
27     Financial Data Schedule.

  All documents incorporated herein by reference to any Annual Report on Form 10-K, Quarterly Report on Form 10-Q or Current Report on Form 8-K previously filed by the Company relate to Commission File No. 1-9678.

  Copies of exhibits will be furnished upon prepayment of 25 cents per page. Requests should be addressed to the Corporate Secretary.

(B) REPORTS ON FORM 8-K:

  None.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Newtown Square, Commonwealth of Pennsylvania, on February 29, 1996.

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

              SIGNATURE                        TITLE                 DATE
              ---------                        -----                 ----
           MIKE R. BOWLIN*                Chairman of the
-------------------------------------   Board and Director
           Mike R. Bowlin


           ALAN R. HIRSIG                President, Chief
-------------------------------------    Executive Officer
           Alan R. Hirsig                  and Director


        MARVIN O. SCHLANGER*              Executive Vice
-------------------------------------    President, Chief
         Marvin O. Schlanger             Operating Officer
                                           and Director

         WALTER J. TUSINSKI*                Senior Vice
-------------------------------------    President, Chief
         Walter J. Tusinski              Financial Officer     February 29, 1996
                                           and Director

         RONALD J. ARNAULT*                  Director
-------------------------------------
          Ronald J. Arnault


          WALTER F. BERAN*                   Director
-------------------------------------
           Walter F. Beran


         E. KENT DAMON, JR.*                 Director
-------------------------------------
         E. Kent Damon, Jr.


          MARIE L. KNOWLES*                  Director
-------------------------------------
          Marie L. Knowles

              SIGNATURE                         TITLE                DATE
              ---------                         -----                ----
         JAMES A. MIDDLETON*                  Director
-------------------------------------
         James A. Middleton


            FRANK SAVAGE*                     Director
-------------------------------------
            Frank Savage


       ROBERT H. STEWART, III*                Director
-------------------------------------                             February 29, 1996
       Robert H. Stewart, III



            JOHN A. SHAW                 Vice President and
-------------------------------------    Controller (principal
            John A. Shaw                 accounting officer)



*By:        JOHN A. SHAW
    ---------------------------------
            John A. Shaw
          (Attorney in fact)

                                    EXHIBITS
                                       TO
                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995        COMMISSION FILE NUMBER 1-9678
                             ARCO CHEMICAL COMPANY

                                 EXHIBIT INDEX

 EXHIBIT
   NO.
 -------
   3.1   Certificate of Amendment and Restated Certificate of Incorpora-
         tion of ARCO Chemical Company, filed as an Exhibit bearing the same number to the Company's Registration Statement on Form S-1
         (No. 33-15930), filed on July 28, 1987, and incorporated herein by reference...................................................
   3.2   By-Laws of ARCO Chemical Company, filed as an Exhibit bearing the same number to the Company's Registration Statement on Form
         S-1 (No. 33-15930), filed on July 28, 1987, and incorporated herein by reference............................................
   4.1   Indenture, dated as of June 15, 1988, between ARCO Chemical
         Company and The Bank of New York as Trustee, filed as Exhibit
         4.2 to the Company's Registration Statement on Form S-3 (No.
         33-23340), filed on July 27, 1988, and incorporated herein by reference......................................................
   4.2   Forms of Debt Securities issuable under the Indenture referred to in Exhibit 4.1, filed as Exhibit 4.1 to the Company's Regis-
         tration Statement on Form S-3 (No. 33-23340), filed on July 27,
         1988, and incorporated herein by reference.....................
   4.3   Form of Debt Security issuable under the Indenture referred to in Exhibit 4.1, filed as Exhibit 4 to the Company's Current Re-
         port on Form 8-K dated January 30, 1990, and incorporated
         herein by reference............................................
   4.4   Forms of Debt Securities issuable under the Indenture referred to in Exhibit 4.1, filed as Exhibits 4.1 and 4.2 to the
         Company's Current Report on Form 8-K dated October 31, 1990, and incorporated herein by reference...........................
   4.5   Form of Debt Security issuable under the Indenture referred to in Exhibit 4.1, filed as Exhibit 4 to the Company's Current Re-
         port on Form 8-K dated December 7, 1990, and incorporated
         herein by reference............................................
   4.6   Credit Agreement, dated as of November 19, 1993, between ARCO
         Chemical Company and The First National Bank of Chicago, as
         Agent for the banks listed therein, filed as an Exhibit bearing the same number to the Company's Annual Report on Form 10-K for
         1993, and incorporated herein by reference.....................
   4.7   Credit Agreement, dated as of November 19, 1993, between ARCO
         Chemical Company and The First National Bank of Chicago, as
         Agent for the banks listed therein, filed as an Exhibit bearing the same number to the Company's Annual Report on Form 10-K for
         1993, and incorporated herein by reference.....................
   4.8   Amendment No. 1 to the Credit Agreement, dated as of October
         14, 1994, between ARCO Chemical Company and The First National
         Bank of Chicago, as Agent for the banks listed therein, filed as an Exhibit bearing the same number to the Company's Annual
         Report on Form 10-K for 1994, and incorporated herein by refer-
         ence...........................................................

 EXHIBIT
   NO.
 -------
   4.9   Instruments defining the rights of holders of long-term debt not registered under the Securities Exchange Act of 1934 (other than long-term debt issued pursuant to the Credit Agreement)
         are not filed because the total amount of securities authorized under any such instrument does not exceed 10 percent of the consolidated total assets of the Company. The Company agrees to furnish a copy of any such instrument to the Securities and Ex-
         change Commission upon request.................................
  10.1   ARCO Chemical Company Annual Incentive Plan, effective January
         1, 1988, filed as an Exhibit bearing the same number to the
         Company's Annual Report on Form 10-K for 1993, and incorporated herein by reference ...........................................
  10.2   Resolutions relating to Amendment No. 1 to ARCO Chemical Com-
         pany Annual Incentive Plan, as adopted February 15, 1989, filed as an Exhibit bearing the same number to the Company's Annual
         Report on Form 10-K for 1990, and incorporated herein by refer-
         ence...........................................................
  10.3   Resolutions relating to Amendment No. 2 to ARCO Chemical Com-
         pany Annual Incentive Plan, as adopted July 17, 1990, effective
         September 1, 1990, filed as an Exhibit bearing the same number to the Company's Annual Report on Form 10-K for 1990, and in-
         corporated herein by reference ................................
  10.4   Amendment and Restatement of ARCO Chemical Company Executive
         Supplementary Savings Plan, effective January 1, 1989, filed as
         Exhibit 10.5 to the Company's Annual Report on Form 10-K for
         1990, and incorporated herein by reference.....................
  10.5   Resolutions relating to Amendment No. 2 to ARCO Chemical Com-
         pany Executive Supplementary Savings Plan, as adopted July 17,
         1990, effective September 1, 1990, filed as Exhibit 10.6 to the
         Company's Annual Report on Form 10-K for 1990, and incorporated herein by reference............................................
  10.6   ARCO Chemical Company 1987 Executive Long-Term Incentive Plan,
         filed as Exhibit 10.12 to the Company's Registration Statement
         on Form S-1 (No. 33-15930), filed on July 28, 1987, and incor-
         porated herein by reference....................................
  10.7   ARCO Chemical Company 1990 Long-Term Incentive Plan, restated
         as amended through July 20, 1995...............................
  10.8   ARCO Chemical Company Retirement Benefit Restoration Plan, ef-
         fective
         January 1, 1988, filed as Exhibit 10.10 to the Company's Annual
         Report on Form 10-K for 1993, and incorporated herein by refer-
         ence...........................................................
  10.9   Resolutions relating to Amendment No. 1 to ARCO Chemical Com-
         pany Retirement Benefit Restoration Plan, as adopted July 17,
         1990, effective September 1, 1990, filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for 1990, and incorpo-
         rated herein by reference......................................
  10.10  ARCO Chemical Company Supplementary Executive Retirement Plan,
         effective October 1, 1990, filed as Exhibit 10.12 to the
         Company's Annual Report on Form 10-K for 1992, and incorporated herein by reference............................................
  10.11  ARCO Chemical Company Financial Counseling Policy, effective
         January 1, 1988, filed as Exhibit 10.13 to the Company's Annual
         Report on Form 10-K for 1993, and incorporated herein by refer-
         ence...........................................................
  10.12  ARCO Chemical Company Executive Medical Insurance Plan (Summary
         Plan Description), effective January 1, 1988, filed as Exhibit
         10.14 to the Company's Annual Report on Form 10-K for 1993, and
         incorporated herein by reference...............................
  10.13  ARCO Chemical Company Key Management Deferral Plan, effective
         October 1, 1990, filed as Exhibit 10.19 to the Company's Annual
         Report on Form 10-K for 1990, and incorporated herein by refer-
         ence...........................................................

 EXHIBIT
   NO.
 -------
  10.14  Amendment No. 1 to the Key Management Deferral Plan, effective as of October 22, 1992.........................................
  10.15  ARCO Chemical Company Key Management Long-Term Disability Plan,
         effective October 1, 1990, filed as Exhibit 10.16 to the
         Company's Annual Report on Form 10-K for 1992, and incorporated herein by reference ...........................................
  10.16  Resolutions relating to ARCO Chemical Company Key Management
         Life Insurance Plan, as adopted July 17, 1990, effective August
         1, 1990, filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K for 1990, and incorporated herein by reference....
  10.17  ARCO Chemical Company Retirement Plan for Outside Directors, as
         amended and restated effective October 1,1990, filed as Exhibit
         10.18 to the Company's Annual Report on Form 10-K for 1992, and
         incorporated herein by reference. .............................
  10.18  ARCO Chemical Company Deferral Plan for Outside Directors, ef-
         fective October 1, 1990, filed as Exhibit 10.19 to the
         Company's Annual Report on Form 10-K for 1992, and incorporated herein by reference............................................
  10.19  Cross-Indemnification Agreement, dated as of June 1, 1987, be-
         tween ARCO Chemical Company and Atlantic Richfield Company, filed as Exhibit 10.2(a) to the Company's Registration State-
         ment on Form S-1 (No. 33-15930), filed on July 28, 1987, and incorporated herein by reference...............................
  10.20  Amendment No. 1 to Cross-Indemnification Agreement, dated as of
         June 30, 1987, between ARCO Chemical Company and Atlantic Rich-
         field Company, filed as Exhibit 10.2(b) to the Company's Regis-
         tration Statement on Form S-1 (No. 33-15930), filed on July 28,
         1987, and incorporated herein by reference.....................
  10.21  Amendment No. 2 to Cross-Indemnification Agreement, dated as of
         July 1, 1987, between ARCO Chemical Company and Atlantic Rich-
         field Company, filed as Exhibit 10.2(c) to Amendment No. 1 to the Company's Registration Statement on Form S-1 (No. 33-
         15930), filed on August 21, 1987, and incorporated herein by reference......................................................
  10.22  Amended and Restated Tax Sharing Agreement, effective as of
         January 1, 1995, between ARCO Chemical Company and Atlantic
         Richfield Company, filed as Exhibit 10 to the Company's Quar-
         terly Report on Form 10-Q for the quarterly period ended June
         30, 1995, and incorporated herein by reference.................
  10.23  LPC/ACC Services Agreement, dated as of June 30, 1987, between
         ARCO Chemical Company and Lyondell Petrochemical Company, filed as Exhibit 10.4 to the Company's Registration Statement on Form
         S-1 (No. 33-15930), filed on July 28, 1987, and incorporated herein by reference............................................
  10.24  Services Agreement, dated as of July 18, 1987, between ARCO
         Chemical Company and Atlantic Richfield Company, filed as Ex-
         hibit 10.5 to the Company's Registration Statement on Form S-1
         (No. 33-15930), filed on July 28, 1987, and incorporated herein by reference...................................................
  10.25  Amendment No. 1 to Services Agreement, dated as of March 30,
         1990, between ARCO Chemical Company and Atlantic Richfield Com-
         pany, filed as Exhibit 10.29 to the Company's Annual Report on
         Form 10-K for 1990, and incorporated herein by reference.......
  10.26  Shareholder Agreement, dated as of June 30, 1987, between ARCO
         Chemical Company and Atlantic Richfield Company, filed as Ex-
         hibit 10.6 to the Company's Registration Statement on Form S-1
         (No. 33-15930), filed on July 28, 1987, and incorporated herein by reference...................................................

 EXHIBIT
   NO.
 -------
  10.27  Form of ARCO Chemical Company Indemnity Agreement with officers and directors, filed as Exhibit 10.8 to the Company's Registra-
         tion Statement on Form S-1 (No. 33-15930), filed on July 28,
         1987, and incorporated herein by reference......................
  12     Statement re computation of the ratio of earnings to fixed charges.........................................................
  21     Subsidiaries of ARCO Chemical Company...........................
  23     Consent of Independent Accountants..............................
  24     Power of Attorney...............................................
  27     Financial Data Schedule.........................................