Form 10-Q
period 1996-03-31
ARCO CHEMICAL CO
filed 1996-05-01
CIK 819544

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
                                ---------------

          [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                                ---------------

                         Commission file number 1-9678

                                ---------------

                             ARCO Chemical Company
             (Exact name of registrant as specified in its charter)

                                ---------------

                Delaware                               51-0104393
       (State or other jurisdiction of      (I.R.S. Employer Identification No.)
         incorporation or organization)

          3801 West Chester Pike
       Newtown Square, Pennsylvania                            19073-2387
   (Address of principal executive offices)                    (Zip Code)

                                ---------------

                                 (610) 359-2000
              (Registrant's telephone number, including area code)

                                ---------------


                                 Not Applicable
   (Former name, former address and former fiscal year, if changed since last report)

                                ---------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No
                                              -----    -----

   Number of shares of Common Stock, $1.00 par value, outstanding as of March 31, 1996: 96,589,314.

                        PART I.  FINANCIAL INFORMATION

                Item 1.  ARCO CHEMICAL COMPANY AND SUBSIDIARIES
                 CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                       CONSOLIDATED STATEMENTS OF INCOME
                  (Millions of Dollars, Except Per Share Data)



                                     Three Months Ended
                                          March 31,
                                     ------------------

                                         1996     1995
                                        -----   ------

Sales and other operating revenues      $ 982   $1,141
Costs and other operating expenses        730      844
                                        -----   ------
    Gross profit                          252      297

Selling, general and administrative
  expenses                                 63       64
Research and development                   18       18
                                        -----   ------
    Operating income                      171      215

Interest expense                          (22)     (22)
Other income, net                           9        5
                                        -----   ------
    Income before income taxes            158      198

Provision for income taxes                 52       72
                                        -----   ------

    Net income                          $ 106   $  126
                                        =====   ======

    Earnings per common share           $1.10   $ 1.31
                                        =====   ======
    Cash dividends paid per common
      share                             $.700   $ .625
                                        =====   ======




                            See accompanying notes.

                             ARCO CHEMICAL COMPANY
                          CONSOLIDATED BALANCE SHEETS
                             (Millions of Dollars)


                                               March 31,   December 31,
                                                 1996         1995
                                               --------     --------
                                    ASSETS
Current assets:
    Cash and cash equivalents                  $    268     $    235
    Short-term investments                          114           25
    Accounts receivable                             586          631
    Inventories                                     480          472
    Prepaid expenses and other current assets        34           19
                                               --------     --------
        Total current assets                      1,482        1,382

Investments and long-term receivables                80           90
Property, plant and equipment, net                2,261        2,293
Deferred charges and other assets (net of
  accumulated amortization of $286 in 1996
  and $285 in 1995)                                 359          370
                                               --------     --------
        Total assets                           $  4,182     $  4,135
                                               ========     ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Long-term debt due within one year         $     24     $     25
    Accounts payable                                267          253
    Taxes payable                                   125           94
    Other accrued liabilities                       195          217
                                               --------     --------
        Total current liabilities                   611          589
                                               --------     --------

Long-term debt                                      880          887
Other liabilities and deferred credits              165          158
Deferred income taxes                               409          409
Minority interest                                   126          123

Stockholders' equity:
    Common stock                                    100          100
    Additional paid-in capital                      871          869
    Retained earnings                             1,023          985
    Foreign currency translation                     88          110
    Treasury stock, at cost                         (91)         (95)
                                               --------     --------
        Total stockholders' equity                1,991        1,969
                                               --------     --------

        Total liabilities and stockholders'
          equity                               $  4,182     $  4,135
                                               ========     ========




                            See accompanying notes.

                             ARCO CHEMICAL COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Millions of Dollars)


                                                             Three Months Ended
                                                                  March 31,
                                                             ------------------
                                                                 1996    1995
                                                                -----   -----

 Cash flows from operating activities
     Net income                                                 $ 106   $ 126
     Adjustments to reconcile net income
       to net cash provided by operating
       activities:
         Depreciation and amortization                             54      59
         Net change in accounts receivable, inventories,
          accounts and other payables                              63     (19)
         Other                                                    (17)    (32)
                                                                -----   -----

     Net cash provided by operating activities                    206     134
                                                                -----   -----

 Cash flows from investment activities
     Purchases of short-term investments                          (89)      -
     Capital expenditures                                         (40)    (28)
     Proceeds from asset sales                                     21       -
     Increase in deferred charges                                  (1)    (74)
                                                                -----   -----

     Net cash used in investment activities                      (109)   (102)
                                                                -----   -----

 Cash flows from financing activities
     Dividends paid                                               (68)    (60)
     Repayment of long-term debt                                    -     (14)
     Other                                                          6       3
                                                                -----   -----

     Net cash used in financing activities                        (62)    (71)
                                                                -----   -----

 Effect of exchange rate changes on cash                           (2)      -
                                                                -----   -----

 Net increase (decrease) in cash and cash equivalents              33     (39)

 Cash and cash equivalents at beginning of year                   235     144
                                                                -----   -----

 Cash and cash equivalents at end of period                     $ 268   $ 105
                                                                =====   =====




                            See accompanying notes.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


 NOTE A.  Basis of Presentation

          The foregoing financial information is unaudited and has been prepared from the records of ARCO Chemical Company (the Company). In the opinion of management, the financial information reflects all adjustments (consisting only of items of a normal recurring nature) necessary for a fair statement of financial position and results of operations in conformity with generally accepted accounting principles. Certain amounts in 1995 have been reclassified for comparative purposes. These interim financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 1995.


 NOTE B.  Geographic Information

          The Company is an international manufacturer of intermediate chemicals and specialty chemical products which it principally markets to other industrial concerns. The Company operates in one industry segment. The geographic distribution of the Company's markets is indicated by the table below. Total revenues are summarized geographically by destination (customer location) and by origin (point of sale); intercompany sales between geographic areas are excluded.



                                     Three Months Ended
                                         March 31,
                                    --------------------
                                      1996       1995
                                    ---------  ---------

                                    (Millions of Dollars)

 Total revenues (by destination)
  United States                        $ 516     $  634
  Europe                                 281        254
  Other foreign                          185        253
                                       -----     ------
   Total                               $ 982     $1,141
                                       =====     ======

Total revenues (by origin)
  United States                        $ 561     $  720
  Europe                                 337        341
  Other foreign                           84         80
                                       -----     ------

   Total                               $ 982     $1,141
                                       =====     ======

Pretax earnings
  United States                        $ 139     $  218
  Europe                                  40         (8)
  Other foreign                           (2)         6
  Interest expense                       (22)       (22)
  Eliminations                             3          4
                                       -----     ------

   Total                               $ 158     $  198
                                       =====     ======

          Included in pretax earnings are royalty charges made to foreign operations for the use of Company technology. Eliminations principally include intercompany profit.

 NOTE C.  Inventories

          Inventories at March 31, 1996 and December 31, 1995 comprised the following categories:

                           1996           1995
                           ----           ----
                          (Millions of Dollars)
Finished goods             $348           $338
Work-in-process              29             38
Raw materials                58             51
Materials and supplies       45             45
                          -----          -----

 Total                     $480           $472
                          =====          =====


 NOTE D.  Property, Plant and Equipment, Net

          Property, plant and equipment, at cost, and related accumulated depreciation at March 31, 1996 and December 31, 1995 were as follows:

                                    1996          1995
                                    ----          ----
                                   (Millions of Dollars)
Property, plant and equipment      $3,806        $3,812
Less:  accumulated depreciation     1,545         1,519
                                   ------        ------

 Total                             $2,261        $2,293
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

          At March 31, 1996, the Company's environmental reserve totaled $57 million, which reflected the Company's latest assessment of potential future remediation costs associated with existing sites. A significant portion of the reserve is related to the Company's Beaver Valley (Pennsylvania) facility. The reserve gives recognition to a work plan, between the Company and the Pennsylvania

 Department of Environmental Protection, for testing, risk assessment, remedial process design and remediation of conditions at the Beaver Valley plant. The reserve also reflects an agreement between the Company and another responsible party whereby that party has agreed to pay for approximately 50 percent of the costs associated with the Beaver Valley plant work plan. The remainder of the reserve is related to four other plant sites and two federal Superfund sites for amounts ranging from $1 million to $15 million per site. The Company is involved in administrative proceedings or lawsuits relating to seven other Superfund sites. However, it estimates, based on currently available information, that potential loss contingencies associated with these sites, individually and in the aggregate, are not significant. Substantially all amounts reserved are expected to be paid out over the next five to ten years.

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

          The Company and the Atlantic Richfield Company (ARCO) are parties to an agreement whereby the Company has indemnified ARCO against certain claims or liabilities that ARCO may incur relating to ARCO's former ownership and operation of the oxygenates and polystyrenics businesses of the Company, including liabilities under laws relating to the protection of the environment and the workplace and liabilities arising out of certain litigation. ARCO has indemnified the Company with respect to claims or liabilities and other matters of litigation not related to the assets or businesses reflected in the consolidated financial statements. ARCO has also indemnified the Company for certain federal, foreign, state, and local taxes that might be assessed upon audit of the operations of the Company included in its consolidated financial statements for periods prior to the July 1, 1987 formation of the Company.

 NOTE F.  Earnings Per Common Share

     Earnings per common share for the three months ended March 31, 1996 and 1995 are computed based on 96,537,737 and 96,141,312 weighted average number of shares outstanding, respectively. The effect of stock options issued under the 1987 Executive Long-Term Incentive Plan and the 1990 Long-Term Incentive Plan on the computation of primary and fully diluted earnings per common share was not material and had no effect on the reported earnings per common share.

 NOTE G.  Supplemental Cash Flow Information

          Following is supplemental cash flow information for the three months ended March 31, 1996 and 1995:

                                          1996    1995
                                         ------  ------
                                         (Millions of Dollars)
Short-term investments:

 Gross proceeds from sales               $  25   $   -
 Gross purchases                          (114)      -
                                         -----   -----
 Net purchases                           $ (89)  $   -
                                         =====   =====

Notes payable:

 Gross proceeds from issuances           $   -   $ 449
 Gross repayments                            -    (450)
                                         -----   -----
 Net repayments                          $   -   $  (1)
                                         =====   =====

Cash paid during the period for:

 Interest (net of amount capitalized)    $  16   $  18
                                         =====   =====

 Income taxes                            $  11   $  15
                                         =====   =====


               Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                    OVERVIEW

          The Company manufactures and markets intermediate chemicals and specialty chemical products, operating in a single industry segment. It conducts business primarily in the Western Hemisphere, Europe, and the Asia Pacific region.

          The Company's principal manufacturing processes each yield its key product, propylene oxide (PO), and one of two co-products, styrene monomer (SM) or tertiary butyl alcohol (TBA). The Company also manufactures numerous derivatives of these products, including methyl tertiary butyl ether (MTBE), the principal derivative of TBA used as an oxygenate and an octane enhancer in gasoline, and polyols, a key derivative of PO. The Company also sells toluene di-isocyanate (TDI) obtained under long-term supply agreements with a third party. TDI and polyols are combined to manufacture polyurethanes.

          Net income for the first quarter 1996 was $106 million compared with $126 million in the first quarter 1995. The $20 million decrease in 1996 net income reflected weaker first quarter 1996 demand, which contributed to significantly lower margins for SM as well as lower volumes for most products. These factors, combined with lower MTBE margins, more than offset benefits from higher PO and derivatives margins.



                             RESULTS OF OPERATIONS

 Product Volumes

          Sales and other operating revenues include the sales and processing volumes of PO, TBA, SM and their derivatives for the first quarter 1996 and 1995 as set forth below.

                                         1996     1995
                                         ----     ----
                                         (Millions)

    PO and derivatives (pounds)           853      937
    Co-products:
     SM and derivatives (pounds)          659      699
     TBA and derivatives (gallons)        275      289

 Revenues

          Revenues of $982 million in the first quarter 1996 decreased 14 percent from $1,141 million in the first quarter 1995, reflecting lower sales prices for SM and MTBE and lower volumes for most products. SM prices declined significantly as evidenced by SM spot market prices, which fell over 50 percent from last year's levels. Domestic MTBE prices decreased from first quarter 1995 levels when MTBE prices were affected by the high market price of methanol, an MTBE feedstock. Methanol prices peaked in late 1994/early 1995. The effect of the lower SM and MTBE sales prices was greater than the benefit from higher prices for PO derivatives. PO derivative prices were higher primarily due to price increases implemented during mid-1995.

          Weaker worldwide demand during the first quarter 1996 contributed to lower volumes for PO and derivatives, which decreased nine percent, and SM and derivatives, which decreased six percent. TBA and derivatives volumes decreased five percent as weaker PO demand resulted in lower production levels of co-product TBA and, consequently, lower MTBE sales volumes. Short-term operating problems at the Company's Fos-sur-Mer, France plant further limited TBA production.


 Gross Profit

          Gross profit was $252 million, or 25.7 percent of sales, in the first quarter 1996, a decrease of $45 million from $297 million, or 26.0 percent of sales, in the 1995 first quarter. The gross profit decrease was equally attributable to the net effect of the above-noted decrease in volumes and to lower overall margins as lower SM and MTBE margins more than offset higher PO and derivatives margins. Lower worldwide SM demand resulted in significantly lower SM margins as SM prices decreased more than raw materials costs. MTBE margins declined on lower domestic prices and the effect of the short-term operating problems at the Fos-sur-Mer plant. PO and derivatives margins improved primarily as a result of higher sales prices for PO derivatives and lower raw materials costs.


 Other

          The Company currently estimates its 1996 effective tax rate to be 33.0 percent, compared to 36.5 percent used in the first quarter 1995. The final 1995 effective tax rate was 32.8 percent. The higher estimated tax rate used in the first quarter 1995 was primarily due to lower estimated foreign source earnings.



                              FINANCIAL CONDITION

 Liquidity and Capital Resources

          As of March 31, 1996, the Company had $382 million in cash and cash equivalents and short-term investments compared with $260 million at December 31, 1995. The Consolidated Statement of Cash Flows for the quarter ended March 31, 1996 shows that net cash flows provided by operating activities were $206 million, whereas net cash flows used by investment and financing activities were $109 million and $62 million, respectively.

          On April 12, 1996, the Board of Directors gave final approval for the expansion of the PO/SM complex in Channelview, Texas, and the construction of a new world-scale PO/SM plant in Rotterdam, the Netherlands. The Channelview PO/SM expansion will add annual PO and SM capacity of 110 million and 248 million pounds, respectively, in early 1998. The new PO/SM plant will add annual PO and SM capacity of 625 million and 1,400 million pounds, respectively, in the fourth quarter 1999.

          Investment activities for the first quarter 1996 included capital expenditures of $40 million. The Company has approved a 1996 capital budget of $285 million, which includes initial spending for the above projects as well as low-cost capacity increases and environmental, health and safety projects.

          The Company paid dividends of $.70 per share, totalling $68 million, in the first quarter 1996. On April 18, 1996, the Board of Directors declared a dividend of $.70 per share on the Company's common stock, payable June 7, 1996.

          It is expected that future cash requirements for capital expenditures, dividends and debt repayments will be met by cash generated from operating activities and additional borrowing.

                          PART II.  OTHER INFORMATION



 Item 1.  Legal Proceedings

          No material developments.

 Item 6.  Exhibits and Reports on Form 8-K

 (a)  Exhibits:

      27  Financial Data Schedule for the three months ended March 31, 1996.

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



 Dated:  April 30, 1996