Form 10-Q/A
period 1996-03-31
ARCO CHEMICAL CO
filed 1996-05-01
CIK 819544

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A
                                ---------------

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


Dated: May 1, 1996

                                       EXHIBIT INDEX



 Exhibit
 Number                            Description
 -------                           -----------


    27 Financial Data Schedule for the three months ended March 31, 1996