Form 10-Q
period 1996-06-30
ARCO CHEMICAL CO
filed 1996-07-31
CIK 819544

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                             ---------------------

                         Commission file number 1-9678

                             ---------------------

                             ARCO Chemical Company
             (Exact name of registrant as specified in its charter)

                             ---------------------

               Delaware                                  51-0104393
       (State or other jurisdiction of     (I.R.S. Employer Identification No.)
       incorporation or organization)

         3801 West Chester Pike
      Newtown Square, Pennsylvania                           19073-2387
   (Address of principal executive offices)                  (Zip Code)

                             ---------------------

                                 (610) 359-2000
              (Registrant's telephone number, including area code)

                             ---------------------

                                 Not Applicable
  (Former name, former address and former fiscal year, if changed since last report)

                             ---------------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No
    ---   ---

   Number of shares of Common Stock, $1.00 par value, outstanding as of June 30, 1996: 96,674,812.

================================================================================

                        PART I.  FINANCIAL INFORMATION

                Item 1.  ARCO CHEMICAL COMPANY AND SUBSIDIARIES
                 CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                       CONSOLIDATED STATEMENTS OF INCOME
                  (Millions of Dollars, Except Per Share Data)



                                      Three Months Ended    Six Months Ended
                                           June 30,             June 30,
                                       ---------------     -----------------

                                         1996     1995       1996     1995
                                       ------   ------     ------   ------

Sales and other operating revenues      $ 959   $1,149     $1,941   $2,290
Costs and other operating expenses        743      822      1,473    1,666
                                        -----   ------     ------   ------
    Gross profit                          216      327        468      624

Selling, general and administrative
  expenses                                 70       69        133      133
Research and development                   21       20         39       38
                                        -----   ------     ------   ------
    Operating income                      125      238        296      453

Interest expense                          (21)     (22)       (43)     (44)
Other income, net                           9       11         18       16
                                        -----   ------     ------   ------
    Income before income taxes            113      227        271      425

Provision for income taxes                 32       77         84      149
                                        -----   ------     ------   ------
    Net income                          $  81   $  150     $  187   $  276
                                        =====   ======     ======   ======

    Earnings per common share           $ .84   $ 1.56     $ 1.94   $ 2.87
                                        =====   ======     ======   ======
    Cash dividends paid per common
      share                             $.700   $ .625     $ 1.40   $ 1.25
                                        =====   ======     ======   ======

                            See accompanying notes.

                             ARCO CHEMICAL COMPANY
                          CONSOLIDATED BALANCE SHEETS
                             (Millions of Dollars)

                                                    June 30,    December 31,
                                                      1996        1995
                                                      ----        ----

                    ASSETS

Current assets:
    Cash and cash equivalents                       $  308       $  235
    Short-term investments                               -           25
    Accounts receivable                                583          631
    Inventories                                        505          472
    Prepaid expenses and other current assets           48           19
                                                    ------       ------
        Total current assets                         1,444        1,382

Investments and long-term receivables                   76           90
Property, plant and equipment, net                   2,247        2,293
Deferred charges and other assets (net of
  accumulated amortization of $294 in 1996
  and $285 in 1995)                                    419          370
                                                    ------       ------
        Total assets                                $4,186       $4,135
                                                    ======       ======

         LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:

    Long-term debt due within one year             $   25        $   25
    Accounts payable                                  299           253
    Taxes payable                                      73            94
    Other accrued liabilities                         193           217
                                                   ------        ------
        Total current liabilities                     590           589
                                                   ------        ------

Long-term debt                                        857           887
Other liabilities and deferred credits                167           158
Deferred income taxes                                 398           409
Minority interest                                     182           123

Stockholders' equity:
    Common stock                                      100           100
    Additional paid-in capital                        872           869
    Retained earnings                               1,036           985
    Foreign currency translation                       72           110
    Treasury stock, at cost                           (88)          (95)
                                                   ------        ------
        Total stockholders' equity                  1,992         1,969
                                                   ------        ------

        Total liabilities and stockholders'
          equity                                   $4,186        $4,135
                                                   ======        ======

                            See accompanying notes.

                             ARCO CHEMICAL COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Millions of Dollars)

                                                              Six Months Ended
                                                                 June 30,
                                                            ------------------
                                                               1996      1995
                                                              -----     -----
 Cash flows from operating activities
     Net income                                               $ 187     $ 276
     Adjustments to reconcile net income
       to net cash provided by operating
       activities:
         Depreciation and amortization                          109       120
         Net change in accounts receivable, inventories,
           accounts and other payables                           13       (91)
         Other                                                  (52)      (47)
                                                              -----     -----

     Net cash provided by operating activities                  257       258
                                                              -----     -----

 Cash flows from investment activities
     Capital expenditures                                       (95)      (75)
     Increase in deferred charges                                (1)      (73)
     Proceeds from (purchases of) short-term investments         25       (30)
     Other                                                       31         2
                                                              -----     -----

     Net cash used in investment activities                     (40)     (176)
                                                              -----     -----

 Cash flows from financing activities
     Dividends paid                                            (135)     (120)
     Repayment of long-term debt                                (15)      (14)
     Other                                                        9         2
                                                              -----     -----

     Net cash used in financing activities                     (141)     (132)
                                                              -----     -----

 Effect of exchange rate changes on cash                         (3)        -
                                                              -----     -----

 Net increase (decrease) in cash and cash equivalents            73       (50)

 Cash and cash equivalents at beginning of year                 235       144
                                                              -----     -----

 Cash and cash equivalents at end of period                   $ 308     $  94
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




                                   Three Months Ended    Six Months Ended
                                       June 30,              June 30,
                                   ----------------      -----------------

                                    1996      1995          1996     1995
                                   -----    ------        ------   ------

                                            (Millions of Dollars)

Total revenues (by destination)
 United States                     $ 501    $  544        $1,017   $1,178
 Europe                              265       325           546      596
 Other foreign                       193       280           378      516
                                   -----    ------        ------   ------

  Total                            $ 959    $1,149        $1,941   $2,290
                                   =====    ======        ======   ======

Total revenues (by origin)
 United States                     $ 569    $  674        $1,130   $1,394
 Europe                              311       390           648      731
 Other foreign                        79        85           163      165
                                   -----    ------        ------   ------

  Total                            $ 959    $1,149        $1,941   $2,290
                                   =====    ======        ======   ======

Pretax earnings
 United States                     $ 115    $  211        $  254   $  429
 Europe                               21        32            61       24
 Other foreign                        (8)       11           (10)      17
 Interest expense                    (21)      (22)          (43)     (44)
 Eliminations                          6        (5)            9       (1)
                                   -----    ------        ------   ------

  Total                            $ 113    $  227        $  271   $  425
                                   =====    ======        ======   ======

   Included in pretax earnings are royalty charges made to foreign operations for the use of Company technology. Eliminations principally include intercompany profit.

NOTE C.  Inventories

   Inventories at June 30, 1996 and December 31, 1995 comprised the following categories:

                                     1996                 1995
                                     -----                -----

                                     (Millions of Dollars)

Finished goods                       $ 361                $ 338
Work-in-process                         35                   38
Raw materials                           63                   51
Materials and supplies                  46                   45
                                     -----                -----

 Total                               $ 505                $ 472
                                     =====                =====

 NOTE D.  Property, Plant and Equipment, Net

   Property, plant and equipment, at cost, and related accumulated depreciation at June 30, 1996 and December 31, 1995 were as follows:

                                      1996                 1995
                                     ------               ------

                                     (Millions of Dollars)

Property, plant and equipment        $3,821               $3,812
Less:  accumulated depreciation       1,574                1,519
                                     ------               ------

 Total                               $2,247               $2,293
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

   At June 30, 1996, the Company's environmental reserve totaled $54 million, which reflected the Company's latest assessment of potential future remediation costs associated with existing sites. A significant portion of the reserve is related to the Company's Beaver Valley (Pennsylvania) facility. The reserve gives recognition to a work plan, between the Company and the Pennsylvania Department of Environmental Protection, for testing, risk assessment, remedial process design and remediation of conditions at the Beaver Valley plant. The reserve also reflects an agreement between the Company and another responsible party whereby that party has agreed to pay for approximately 50 percent of the costs associated with the Beaver Valley plant work plan. The remainder of the reserve is related to four other plant sites and two federal Superfund sites for amounts ranging from $1 million to $15 million per site. The Company is involved in administrative proceedings or lawsuits relating to seven other Superfund sites. However, the Company estimates, based on currently available information, that potential loss contingencies associated with these sites, individually and in the aggregate, are not significant. Substantially all amounts reserved are expected to be paid out over the next five to ten years.

   The Company relies upon remedial investigation/feasibility studies (RI/FS) at each site as a basis for estimating remediation costs at the site. The Company has substantially completed RI/FS at most of its sites; however, two plant facilities are currently undergoing either RI/FS or preliminary assessments. In addition, selection of the remediation method and the cleanup standard to be applied are, in most cases, subject to approval by the appropriate government authority. Accordingly, the Company may have possible loss contingencies in excess of the amounts reserved to the extent that the scope of remediation required, the final remediation method selected and the cleanup standard applied vary from the assumptions used in estimating the reserve. The Company estimates that the upper range of these possible loss contingencies should not exceed the amount accrued by more than $65 million.

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

 NOTE F.  Earnings Per Common Share

          Earnings per common share for the three- and six-month periods ended June 30, 1996 are computed based on 96,633,054 and 96,585,166 weighted average number of shares outstanding, respectively. Earnings per common share for the three- and six-month periods ended June 30, 1995 are computed based on 96,247,342 and 96,194,622 weighted average number of shares outstanding, respectively. The effect of stock options issued under the 1987 Executive Long-Term Incentive Plan and the 1990 Long-Term Incentive Plan on the computation of primary and fully diluted earnings per common share was not material.



 NOTE G.  Supplemental Cash Flow Information

          Following is supplemental cash flow information for the six months ended June 30, 1996 and 1995:

                                             1996                 1995
                                            ------               ------
                                            (Millions of Dollars)
Short-term investments:
 Gross proceeds from maturities             $ 139                $   -
 Gross purchases                             (114)                 (30)
                                            -----                -----
 Net proceeds (purchases)                   $  25                $ (30)
                                            =====                =====

Cash paid during the period for:

 Interest (net of amount capitalized)       $  47                $  43
                                            =====                =====

 Income taxes                               $  97                $ 136
                                            =====                =====

 NOTE H.  Proposed Asset Sale

   On June 7, 1996, the Company entered into a letter of intent for the sale of its plastics business. As part of the proposed transaction, the Company would enter into a long-term sales agreement to supply the buyer with approximately 400 million pounds per year of styrene monomer, a principal raw material in plastics production. The proposed transaction is contingent, among other things, upon the negotiation and execution of definitive agreements and obtaining regulatory approvals. The proposed sale is not expected to have a material effect on the Company's consolidated financial statements.

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

   The Company's two principal manufacturing processes both yield its key product, propylene oxide (PO), and either one of two co-products, styrene monomer (SM) or tertiary butyl alcohol (TBA). The Company also manufactures numerous derivatives of these products, including methyl tertiary butyl ether
 (MTBE), the principal derivative of TBA used as an oxygenate and an octane enhancer in gasoline, and polyols, a key derivative of PO. The Company also sells toluene di-isocyanate (TDI) obtained under long-term supply agreements with a third party. TDI and polyols are combined to manufacture polyurethanes.


                             RESULTS OF OPERATIONS

 Product Volumes

         Sales and other operating revenues include the sales and processing volumes of PO, SM, TBA and their derivatives for the periods indicated below.

                                          Three Months Ended   Six Months Ended
                                               June 30,            June 30,
                                          ------------------   -----------------

                                           1996        1995      1996      1995
                                          -----       -----     -----     -----

                                                      (Millions)

PO and derivatives (pounds)                 794         853     1,647     1,790
Co-products:
    SM and derivatives
     (pounds)                               691         650     1,350     1,349
    TBA and derivatives
     (gallons)                              257         301       532       590

 Second Quarter 1996 versus Second Quarter 1995

 Net Income

          Net income for the second quarter 1996 was $81 million compared with $150 million in the second quarter 1995. The decrease in second quarter 1996 net income was primarily attributable to lower SM margins and, to a lesser extent, lower MTBE margins and volumes. The impact of lower PO and derivatives volumes was substantially offset by higher PO and derivatives margins.

 Revenues

         Revenues of $959 million in the second quarter 1996 decreased 17 percent from $1,149 million in the second quarter 1995, primarily reflecting lower sales prices for SM as well as lower volumes for TBA and derivatives and PO and derivatives. SM prices declined significantly from last year's levels as weaker demand for styrene in Europe and Asia and increased worldwide capacity resulted in lower selling prices. For example, market data indicate that average spot styrene prices fell by nearly 60 percent versus the prior period. The presence of a new competitor in U.S. markets coupled with weaker demand during the second quarter contributed to a 7 percent decrease in PO and derivatives volumes. TBA and derivatives volumes decreased 15 percent due to weaker PO demand, which resulted in lower production levels of co-product TBA.


 Gross Profit

         Gross profit was $216 million, or 22.5 percent of sales, in the second quarter 1996, a decrease of $111 million from $327 million, or 28.5 percent of sales, in the second quarter 1995. The gross profit decrease was primarily attributable to significantly lower SM margins. Lower MTBE margins and volumes also contributed to the decline. The impact of lower PO and derivatives volumes was substantially offset by higher PO and derivatives margins. SM margins were significantly lower as SM prices decreased substantially more than raw material costs. PO and derivatives margins primarily improved as a result of lower raw materials costs.

         The Company is party to a number of multi-year, fixed-margin MTBE toll-based sales contracts covering a substantial portion of the Company's U.S.- based MTBE volume. These contracts have had the effect of reducing the exposure of the MTBE business to market cycles. A significant number of these contracts will terminate in late 1996 through early 1997. The Company is in the process of negotiating new contracts. In view of the current market conditions, however, it is anticipated that the pricing in the new contracts may not provide margins that are as favorable as those provided in the contracts that are currently in effect.


 Other

         The Company updated its 1996 estimated effective income tax rate to
 31.0 percent from 33.0 percent, reflecting increased utilization of foreign tax credits. The update resulted in a 28.3 effective income tax rate for the second quarter 1996 in comparison to 33.7 percent for the second quarter 1995. The final 1995 effective income tax rate was 32.8 percent.

 Six Months Ended June 30, 1996 versus Six Months Ended June 30, 1995

 Net Income

         Net income for the first six months 1996 was $187 million compared with $276 million in the first six months 1995. The decrease was primarily due to lower SM margins versus the first six months 1995. The benefit from higher PO and derivatives margins was substantially offset by the combined effect of lower PO and derivatives volumes and lower MTBE margins and volumes.


 Revenues

         Revenues decreased 15 percent to $1,941 million in the first six months 1996 from $2,290 million in the first six months 1995, primarily reflecting lower SM prices and lower volumes for PO and derivatives and TBA and derivatives. Domestic MTBE prices also decreased from year ago levels but were more than offset by the benefit from higher prices for PO derivatives.

         Volumes for PO and derivatives decreased 8 percent, and volumes for TBA and derivatives decreased 10 percent. The decrease in PO and derivatives volumes reflected weaker demand and increased industry capacity. The lower TBA volumes reflected weaker PO demand, which resulted in lower production levels of co-product TBA.


 Gross Profit

         Gross profit decreased to $468 million in the first six months 1996
 from $624 million in the first six months 1995.   The gross profit decrease was
 primarily attributable to significantly lower SM margins. The benefit from higher PO and derivatives margins was substantially offset by the combined effect of lower PO and derivatives volumes and lower MTBE margins and volumes.



                              FINANCIAL CONDITION

 Liquidity and Capital Resources

         As of June 30, 1996, the Company had $308 million in cash and cash equivalents and short-term investments compared with $260 million at December 31, 1995. The Consolidated Statement of Cash Flows for the quarter ended June 30, 1996 shows that net cash flows provided by operating activities were $257 million, whereas net cash flows used by investment and financing activities were $40 million and $141 million, respectively.

         On June 7, 1996, the Company entered into a letter of intent for the sale of its plastics business. As part of the proposed transaction, the Company would enter into a long-term sales agreement to supply the buyer with approximately 400 million pounds per year of styrene monomer, a principal raw material in plastics production. The proposed transaction is contingent, among other things, upon the negotiation and execution of definitive agreements and obtaining regulatory approvals. The proposed sale is not expected to have a material effect on the Company's consolidated financial statements.

         On April 12, 1996, the Board of Directors gave final approval for the expansion of the PO/SM complex in Channelview, Texas, and the construction of a new world-scale PO/SM plant in Rotterdam, the Netherlands. The Channelview PO/SM expansion will add annual PO and SM capacity of 110 million and 248 million pounds, respectively, in early 1998. The new PO/SM plant will be completed in the fourth quarter 1999, adding annual PO and SM capacity of 625 million and 1,400 million pounds, respectively, upon start up.

         Investment activities for the first six months 1996 included capital expenditures of $95 million, which included initial spending for the above PO/SM projects as well as low-cost capacity increases and environmental, health and safety projects. Minority interest includes equity contributions designated for specific capital projects. At June 30, 1996, the unexpended amounts were classified as long-term other assets in the balance sheet.

         The Company paid dividends of $.70 per share, totalling $68 million, in the second quarter 1996. On July 18, 1996, the Board of Directors declared a dividend of $.70 per share on the Company's common stock, payable September 6, 1996.

         It is expected that future cash requirements for capital expenditures, dividends and debt repayments will be met by cash generated from operating activities and additional borrowing.


          STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NOT YET ADOPTED

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 requires companies to adopt its provisions for fiscal years beginning after December 15, 1995. SFAS No. 123 encourages a fair value-based method of accounting for employee stock options or similar equity instruments, but allows continued use of the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) No. 25, "Accounting for Stock Issued to Employees." Companies electing to continue to use APB No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value-based method of accounting had been applied.
 The Company will continue to follow the provisions of APB No. 25 and accordingly, will make the pro forma disclosures required by SFAS No. 123, if material, in its financial statements for the year ended December 31, 1996.

                          PART II.  OTHER INFORMATION



 Item 1. Legal Proceedings

         No material developments.


 Item 4. Submission of Matters to a Vote of Security Holders

         The Company's annual meeting of stockholders was held on May 10, 1996. The stockholders elected all the Company's nominees for director, approved and ratified an amendment to the ARCO Chemical Company 1990 Long-Term Incentive Plan, and approved the appointment of Coopers & Lybrand L.L.P. as the Company's independent auditors for 1996. The votes were as follows:

         1.   Election of Directors:

                                                      For               Withheld
                                                      ---               --------

              Ronald J. Arnault                   94,779,337              273,662
              Walter F. Beran                     94,841,767              211,232
              Mike R. Bowlin                      94,799,520              253,479
              E. Kent Damon, Jr.                  94,812,312              240,687
              Anthony G. Fernandes                94,814,112              238,887
              Alan R. Hirsig                      94,812,320              240,679
              James A. Middleton                  94,800,100              252,899
              Frank Savage                        94,853,408              199,591
              Marvin O.Schlanger                  94,807,677              245,322
              Robert H. Stewart, III              94,836,862              216,137
              Walter J. Tusinski                  94,814,172              238,827


         2. Approval and ratification of amendment to the ARCO Chemical Company 1990 Long-Term Incentive Plan:

              For                                 94,205,853
              Against                                600,372
              Abstain                                246,774

         3.   Approval of the Appointment of Coopers & Lybrand L.L.P.:

              For                                 94,838,138
              Against                                134,153
              Abstain                                 80,708

 Item 5. Other Information

         The Company amended the ARCO Chemical Company 1990 Long-Term Incentive Plan (the 1990 Plan) to increase to 2,200,000 the number of shares of the Company's common stock, par value $1.00 per share (Common Stock), that may be issued upon the exercise of stock options granted under the 1990 Plan. The 1990 Plan had previously authorized the issuance of a maximum of 2,000,000 shares of Common Stock. Amendment No. 5 to the 1990 plan (the Amendment) became effective as of February 15, 1996.

         The Amendment will enable the Long-Term Incentive Plan Administration Subcommittee (the Subcommittee) of the Compensation Committee of the Board of Directors of the Company to make future awards of stock options under the 1990 Plan at levels consistent with the purposes of the 1990 Plan and the Company's compensation policies. The Subcommittee adopted the Amendment on February 15, 1996, subject to stockholder approval and ratification. The Company's stockholders approved and ratified the Amendment at the annual meeting of stockholders held on May 10, 1996.


 Item 6. Exhibits and Reports on Form 8-K

 (a)  Exhibits:

      10 Amendment No. 5 to the ARCO Chemical Company 1990 Long-Term Incentive Plan, effective as of February 15, 1996.

      27    Financial Data Schedule for the six months ended June 30, 1996.

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



                                         ARCO CHEMICAL COMPANY
                                              (Registrant)


                                         /s/ John A. Shaw
                                         ----------------------------
                                               (Signature)

                                         John A. Shaw
                                         Vice President
                                         and Controller
                                         (Duly Authorized Officer and
                                         Chief Accounting Officer)



 Dated: July 31, 1996

                                       EXHIBIT INDEX



 Exhibit
 Number                    Description
 -------                   -----------


    10      Amendment No. 5 to the ARCO Chemical Company
            1990 Long-Term Incentive Plan, effective as of February 15, 1996

    27 Financial Data Schedule for the six months ended June 30, 1996