Form 10-Q
period 1996-09-30
ARCO CHEMICAL CO
filed 1996-10-31
CIK 819544

-------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
                                  -----------

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996


                            -----------------------

                         Commission file number 1-9678

                            -----------------------

                             ARCO Chemical Company
             (Exact name of registrant as specified in its charter)

                            -----------------------

               Delaware                                51-0104393
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or organization)

         3801 West Chester Pike
      Newtown Square, Pennsylvania                           19073-2387
   (Address of principal executive offices)                (Zip Code)

                            -----------------------

                                 (610) 359-2000
              (Registrant's telephone number, including area code)

                            -----------------------

                                 Not Applicable
   (Former name, former address and former fiscal year, if changed since last report)

                            -----------------------


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No
    ---    ---

   Number of shares of Common Stock, $1.00 par value, outstanding as of September 30, 1996: 96,766,964.

                        PART I.  FINANCIAL INFORMATION

                Item 1.  ARCO CHEMICAL COMPANY AND SUBSIDIARIES
                 CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                       CONSOLIDATED STATEMENTS OF INCOME
                  (Millions of Dollars, Except Per Share Data)


                                      Three Months Ended  Nine Months Ended
                                          September 30,     September 30,
                                      ------------------  -----------------
                                        1996       1995      1996     1995
                                        ----       -----    ------   ------
Sales and other operating revenues     $1,035      $ 999    $2,976   $3,289
Costs and other operating expenses        800        729     2,273    2,395
                                       ------      -----    ------   ------
    Gross profit                          235        270       703      894

Selling, general and administrative
  expenses                                 67         70       200      203
Research and development                   22         20        61       58
                                       ------      -----    ------   ------
    Operating income                      146        180       442      633

Interest expense                          (22)       (23)      (65)     (67)
Other income, net                           8          4        26       20
                                       ------      -----    ------   ------
    Income before income taxes            132        161       403      586

Provision for income taxes                 35         44       119      193
                                       ------      -----    ------   ------

    Net income                         $   97      $ 117    $  284   $  393
                                       ======      =====    ======   ======

    Earnings per common share           $1.00      $1.21     $2.94   $ 4.08
                                       ======      =====    ======   ======
    Cash dividends paid per common
      share                              $.70       $.70     $2.10   $ 1.95
                                       ======      =====    ======   ======

                            See accompanying notes.

                             ARCO CHEMICAL COMPANY
                          CONSOLIDATED BALANCE SHEETS
                             (Millions of Dollars)


                                             September 30,  December 31,
                                                 1996          1995
                                                 ----          ----
                    ASSETS

Current assets:
    Cash and cash equivalents                    $  362       $  235
    Short-term investments                            -           25
    Accounts receivable                             560          631
    Receivable from sale of assets                  160            -
    Inventories                                     444          472
    Prepaid expenses and other current assets        42           19
                                                 ------       ------
        Total current assets                      1,568        1,382

Investments and long-term receivables                75           90
Property, plant and equipment, net                2,167        2,293
Deferred charges and other assets (net of
  accumulated amortization of $303 in 1996
  and $285 in 1995)                                 410          370
                                                 ------       ------
        Total assets                             $4,220       $4,135
                                                 ======       ======

                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:

    Long-term debt due within one year           $   25       $   25
    Accounts payable                                271          253
    Taxes payable                                    96           94
    Other accrued liabilities                       213          217
                                                 ------       ------
        Total current liabilities                   605          589
                                                 ------       ------
Long-term debt                                      855          887
Other liabilities and deferred credits              173          158
Deferred income taxes                               380          409
Minority interest                                   184          123

Stockholders' equity:
    Common stock                                    100          100
    Additional paid-in capital                      874          869
    Retained earnings                             1,065          985
    Foreign currency translation                     70          110
    Treasury stock, at cost                         (86)         (95)
                                                 ------       ------
        Total stockholders' equity                2,023        1,969
                                                 ------       ------

        Total liabilities and stockholders'
          equity                                 $4,220       $4,135
                                                 ======       ======

                            See accompanying notes.

                             ARCO CHEMICAL COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Millions of Dollars)


                                                             Nine Months Ended
                                                               September 30,
                                                            -------------------

                                                                1996      1995
                                                               -----     -----
 Cash flows from operating activities
     Net income                                                $ 284     $ 393
     Adjustments to reconcile net income
       to net cash provided by operating
       activities:
         Depreciation and amortization                           165       176
         Net change in accounts receivable, inventories,
           accounts and other payables                            46      (127)
         Provision for environmental liabilities                   4        12
         Other                                                   (60)      (26)
                                                               -----     -----

     Net cash provided by operating activities                   439       428
                                                               -----     -----

 Cash flows from investment activities
     Capital expenditures                                       (158)     (132)
     Increase in deferred charges                                 (6)      (82)
     Proceeds from (purchase of) short-term investments           25       (30)
     Other                                                        37         4
                                                               -----     -----

     Net cash used in investment activities                     (102)     (240)
                                                               -----     -----

 Cash flows from financing activities
     Dividends paid                                             (203)     (188)
     Repayment of long-term debt                                 (17)      (15)
     Other                                                        13        (7)
                                                               -----     -----

     Net cash used in financing activities                      (207)     (210)
                                                               -----     -----

 Effect of exchange rate changes on cash                          (3)        -
                                                               -----     -----

 Net increase (decrease) in cash and cash equivalents            127       (22)

 Cash and cash equivalents at beginning of period                235       144
                                                               -----     -----

 Cash and cash equivalents at end of period                    $ 362     $ 122
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


                                   Three Months Ended Nine Months Ended
                                     September 30,      September 30,
                                   -----------------  ------------------
                                     1996      1995       1996     1995
                                     ----      ----       ----     ----

                                             (Millions of Dollars)
Total revenues (by destination)
 United States                     $  563     $ 495     $1,580   $1,673
 Europe                               266       302        812      897
 Other foreign                        206       202        584      719
                                   ------     -----     ------   ------

  Total                            $1,035     $ 999     $2,976   $3,289
                                   ======     =====     ======   ======

Total revenues (by origin)
 United States                     $  629     $ 558     $1,759   $1,952
 Europe                               313       368        961    1,099
 Other foreign                         93        73        256      238
                                   ------     -----     ------   ------

  Total                            $1,035     $ 999     $2,976   $3,289
                                   ======     =====     ======   ======

Pretax earnings
 United States                     $  122     $ 185     $  376   $  614
 Europe                                28         6         89       30
 Other foreign                          6        10         (4)      27
 Interest expense                     (22)      (23)       (65)     (67)
 Eliminations                          (2)      (17)         7      (18)
                                   ------     -----     ------   ------

  Total                            $  132     $ 161     $  403   $  586
                                   ======     =====     ======   ======

   Included in pretax earnings are royalty charges made to foreign operations for the use of Company technology. Eliminations principally include intercompany profit.

 NOTE C.  Inventories

   Inventories at September 30, 1996 and December 31, 1995 comprised the following categories:

                                        1996             1995
                                        ----             ----

                                        (Millions of Dollars)
Finished goods                          $ 313           $ 338
Work-in-process                            30              38
Raw materials                              62              51
Materials and supplies                     39              45
                                        -----           -----

 Total                                  $ 444           $ 472
                                        =====           =====

 NOTE D.  Property, Plant and Equipment, Net

   Property, plant and equipment, at cost, and related accumulated depreciation at September 30, 1996 and December 31, 1995 were as follows:

                                        1996             1995
                                        ----             ----

                                        (Millions of Dollars)

Property, plant and equipment           $3,666         $3,812
Less:  accumulated depreciation          1,499          1,519
                                        ------         ------

 Total                                  $2,167         $2,293
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

   At September 30, 1996, the Company's environmental reserve totaled $56 million, which reflected the Company's latest assessment of potential future remediation costs associated with existing sites. A significant portion of the reserve is related to the Beaver Valley plant, formerly owned by the Company, located in Monaca, Pennsylvania. The reserve gives recognition to a work plan, between the Company and the Pennsylvania Department of Environmental Protection (PADEP), for testing, risk assessment, remedial process design and remediation of conditions at the Beaver Valley plant site. The reserve also reflects an agreement between the Company and another responsible party whereby that party has agreed to pay for approximately 50 percent of the costs associated with the Beaver Valley plant work plan. The Company sold the Beaver Valley plant assets to NOVA Chemicals Inc. (NOVA) as of September 30, 1996, see Note H, but currently retains ownership of the land at the Beaver Valley plant site, substantial portions of which are being leased to NOVA. The Company has retained responsibility for certain remediation of the land at the Beaver Valley plant site under the work plan and for certain additional remediation that may be required by PADEP pursuant to the Pennsylvania Land Recycling and Environmental Remediation Standards Act.

   The remainder of the reserve is related to four other plant sites and one federal Superfund site for amounts ranging from $2 million to $16 million per site. The Company is involved in administrative proceedings or lawsuits relating to nine other Superfund sites. However, the Company estimates, based on currently available information, that potential loss contingencies associated with these sites, individually and in the aggregate, are not significant. Substantially all amounts reserved are expected to be paid out over the next five to ten years.

   The Company relies upon remedial investigation/feasibility studies (RI/FS) at each site as a basis for estimating remediation costs at the site. The Company has completed RI/FS or preliminary assessments at most of its sites. However, selection of the remediation method and the cleanup standard to be applied are, in most cases, subject to approval by the appropriate government authority. Accordingly, the Company may have possible loss contingencies in excess of the amounts reserved to the extent that the scope of remediation required, the final remediation method selected and the cleanup standard applied vary from the assumptions used in estimating the reserve. The Company estimates that the upper range of these possible loss contingencies should not exceed the amount accrued by more than $65 million.

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

   The Company and the Atlantic Richfield Company (ARCO) are parties to an agreement whereby the Company has indemnified ARCO against certain claims or liabilities that ARCO may incur relating to ARCO's former ownership and operation of the oxygenates and polystyrenics businesses of the Company, including liabilities under laws relating to the protection of the environment and the (see next page) workplace and liabilities arising out of certain litigation. ARCO has indemnified the Company with respect to claims or liabilities and other matters of litigation not related to the assets or businesses reflected in the consolidated financial statements. ARCO has also indemnified the Company for certain federal, foreign, state, and local taxes that might be assessed upon audit of the operations of the Company included in its consolidated financial statements for periods prior to the July 1, 1987 formation of the Company.


 NOTE F.  Earnings Per Common Share

   Earnings per common share for the three- and nine-month periods ended September 30, 1996 are computed based on 96,721,243 and 96,630,871 weighted average number of shares outstanding, respectively. Earnings per common share for the three- and nine-month periods ended September 30, 1995 are computed based on 96,340,677 and 96,243,844 weighted average number of shares outstanding, respectively. The effect of stock options issued under the 1987 Executive Long-Term Incentive Plan and the 1990 Long-Term Incentive Plan on the computation of primary and fully diluted earnings per common share was not material.


 NOTE G.  Supplemental Cash Flow Information

   Following is supplemental cash flow information for the nine months ended September 30, 1996 and 1995:

                                          1996    1995
                                         ------  ------

                                     (Millions of Dollars)
Short-term investments:

 Gross proceeds from maturities          $ 139   $   -
 Gross purchases                          (114)    (30)
                                         -----   -----
 Net proceeds (purchases)                $  25   $ (30)
                                         =====   =====

Cash paid during the period for:

 Interest (net of amount capitalized)    $  66   $  60
                                         =====   =====

 Income taxes                            $ 129   $ 171
                                         =====   =====

Noncash investing activities:

 Noncash aspects of asset sale
  Net assets sold                        $ 160   $   -
  Receivable from the sale of assets      (160)      -

 The assets and liabilities sold to NOVA have been removed from the Company's September 30, 1996 balance sheet and a corresponding receivable from the sale of assets has been recorded. Cash proceeds from the sale were received on October 1, 1996. See Note H.

 NOTE H. Asset Sale

   On September 30, 1996, the Company sold its plastics business to NOVA. The sale price was approximately $160 million. As part of the transaction, the Company entered into a long-term sales agreement to supply NOVA with approximately 400 million pounds per year of styrene monomer, a principal raw material in plastics production. Neither the plastics' results of operations nor the sale of the plastics business were material to the Company's consolidated results of operations.


 NOTE I. Subsequent Event

   On October 9, 1996, the Company signed an agreement to purchase Olin Corporation's (Olin) toluene diisocyanate (TDI) and aliphatic diisocyanate
 (ADI) businesses for approximately $565 million. The agreement includes Olin's TDI and ADI production facilities at Lake Charles, Louisiana, and certain related assets, including patents and process technologies. Subject to regulatory approval, the transaction is expected to close in late 1996 or early 1997.

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

   The Company's two principal manufacturing processes both yield its key product, propylene oxide (PO), and either one of two co-products, styrene monomer (SM) or tertiary butyl alcohol (TBA). The Company also manufactures numerous derivatives of these products, including methyl tertiary butyl ether
 (MTBE), the principal derivative of TBA used as an oxygenate and an octane component in gasoline, and polyols, a key derivative of PO. The Company also sells toluene diisocyanate (TDI) obtained under long-term supply agreements with a third party. TDI and polyols are combined to manufacture polyurethanes.

   On September 30, 1996, the Company completed the sale of its plastics business to NOVA Chemicals, Inc. (NOVA) for approximately $160 million. This transaction is reflected in the third quarter 1996 financial statements.

   On October 9, 1996, the Company signed an agreement to purchase Olin Corporation's (Olin) TDI and aliphatic diisocyanate (ADI) businesses for approximately $565 million. Subject to regulatory approval, the transaction is expected to close in late 1996 or early 1997.


                             RESULTS OF OPERATIONS

 Product Volumes

         Sales and other operating revenues include the sales and processing volumes of PO, SM, TBA and their derivatives for the periods indicated below. With the sale of the plastics business, the Company has sold its SM derivative capacity but will continue to produce SM.


                               Three Months           Nine Months
                                   Ended                Ended
                               September 30,         September 30,
                              ---------------        -------------

                              1996       1995       1996       1995
                              ----       ----       ----       ----

                                           (Millions)

 PO and derivatives
  (pounds)                     846        811      2,493      2,601
 Co-products:
  SM and derivatives
   (pounds)                    730        616      2,080      1,965
  TBA and derivatives
   (gallons)                   303        272        835        862

 Third Quarter 1996 versus Third Quarter 1995

 Net Income

          Net income for the third quarter 1996 was $97 million compared with $117 million in the third quarter 1995. The decrease in third quarter 1996 net income was primarily attributable to significantly lower SM margins and, to a lesser extent, lower PO derivatives margins. The lower margins were partly offset by the benefit of higher volumes for most products.


 Revenues

         Revenues of $1,035 million in the third quarter 1996 increased four percent from $999 million in the third quarter 1995, reflecting higher product volumes for most products offset by lower sales prices for SM and PO derivatives. SM volumes increased 19 percent primarily due to higher contractual offtakes by SM equity partners and higher exports. MTBE volumes increased 11 percent, reflecting higher U. S. demand as many customers replenished low MTBE inventories. PO and derivative volumes increased four percent due to customer inventory building in anticipation of PO derivative price increases and modest improvement in European and Asian demand.

         The benefit from the higher sales volumes was offset by lower prices for SM and PO derivatives. SM prices were substantially lower versus the prior year period due to increased industry supply. PO derivative prices were lower as a result of increased price competition.


 Gross Profit

         Gross profit was $235 million, or 22.7 percent of sales, in the third quarter 1996, a decrease of $35 million from $270 million, or 27.0 percent of sales, in the third quarter 1995. The gross profit decrease was primarily attributable to significantly lower SM margins and, to a lesser extent, lower PO derivative margins. SM margins were significantly lower as SM prices decreased substantially. PO derivative margins declined primarily as a result of lower selling prices.

         The 1996 and 1995 third quarters include pretax charges of $4 million and $12 million, respectively, for estimated future environmental clean-up costs. These charges do not reflect any potential benefit from insurance proceeds.

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

 Other

         The Company revised its 1996 estimated effective income tax rate from
 31.0 percent to 29.6 percent primarily due to the utilization of prior year capital loss carryforwards. The update resulted in a 26.5 percent effective income tax rate for the third quarter 1996, which was comparable to the 27.3 percent effective rate for the third quarter 1995.


 Nine Months Ended September 30, 1996 versus Nine Months Ended September 30,
 1995

 Net Income

         Net income for the first nine months 1996 was $284 million compared with $393 million in the first nine months 1995. The decrease was primarily due to lower 1996 SM margins. For the first nine months 1996, PO and derivative margins were higher than the 1995 period; however, this benefit was substantially offset by the combined effect of lower PO and derivatives volumes and lower MTBE margins.


 Revenues

         Revenues decreased 10 percent to $2,976 million in the first nine months 1996 from $3,289 million in the first nine months 1995, primarily reflecting lower SM prices and, to a lesser extent, lower volumes for PO and derivatives. SM prices decreased significantly in comparison to the first nine months 1995 due to increased industry supply.

         Volumes for PO and derivatives and TBA and derivatives decreased four percent and three percent, respectively. The decrease in PO and derivatives volumes reflected weaker demand and increased industry capacity, and resulted in lower production levels of co-product TBA. Excluding offtakes by SM equity partners, SM and derivatives volumes showed a slight decrease.


 Gross Profit

         Gross profit decreased $191 million to $703 million, or 23.6 percent of sales, in the first nine months 1996 from $894 million, or 27.2 percent of sales, in the first nine months 1995. The gross profit decrease was primarily attributable to significantly lower SM margins. Higher PO and derivative margins were substantially offset by the effect of lower PO and derivative volumes and lower MTBE margins.

         SM margins were significantly lower as prices decreased substantially more than raw material costs. PO and derivative margins for the first nine months 1996 increased versus the 1995 period primarily due to lower raw material costs; however, margins declined toward the end of the 1996 period due to lower PO derivative prices. MTBE margins decreased due to lower selling prices and higher raw material costs.

 Other

         The Company estimates its effective income tax rate for 1996 at 29.6 percent. The final 1995 effective income tax rate was 32.8 percent. The decrease in the 1996 estimated effective tax rate versus 1995 is primarily attributable to increased utilization of foreign tax credits and utilization of capital loss carryforwards.


                              FINANCIAL CONDITION

 Liquidity and Capital Resources

         As of September 30, 1996, the Company had $362 million in cash and cash equivalents and short-term investments compared with $260 million at December 31, 1995. The Consolidated Statement of Cash Flows for the quarter ended September 30, 1996 shows that net cash flows provided by operating activities were $439 million, whereas net cash flows used by investment and financing activities were $102 million and $207 million, respectively.

         On October 9, 1996, the Company signed an agreement to purchase Olin's TDI and ADI businesses for approximately $565 million. The agreement includes Olin's TDI and ADI production facilities at Lake Charles, Louisiana, and certain related assets, including patent and process technologies. Subject to regulatory approval, the transaction is expected to close in late 1996 or early 1997. The Company will finance the acquisition through a combination of cash on hand and short- and long-term borrowing.

         On October 4, 1996, the Company announced the start of engineering on a 250 million pound-per-year butanediol (BDO) plant to be built in Rotterdam, the Netherlands, by the year 2001, and plans to expand existing BDO capacity in Channelview, Texas, from 75 million to 120 million pounds per year in late 1997.

         On September 30, 1996, the Company sold its plastics business to NOVA. The sale proceeds were approximately $160 million. As part of the transaction, the Company entered into a long-term sales agreement to supply NOVA with approximately 400 million pounds per year of styrene monomer, a principal raw material in plastics production. Neither the plastics' results of operations nor the sale of the plastics business were material to the Company's consolidated results of operations.

         In connection with the sale of the plastics business, the Company implemented a stock repurchase program for up to 320,000 shares of the Company's common stock held in certain employee benefit plans by former employees associated with the plastics business.

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

      Investment activities for the first nine months 1996 included capital expenditures of $158 million, which included initial spending for the above-mentioned PO/SM projects as well as low-cost capacity increases and environmental, health and safety projects. Minority interest includes equity contributions designated for specific capital projects. At September 30, 1996, the unexpended amounts were classified as long-term other assets in the balance sheet.

         The Company paid dividends of $.70 per share, totalling $68 million, in the third quarter 1996. On October 17, 1996, the Board of Directors declared a dividend of $.70 per share on the Company's common stock, payable December 6, 1996.

         It is expected that future cash requirements for capital expenditures, dividends and debt repayments will be met by cash generated from operating activities and additional borrowing.


          STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NOT YET ADOPTED

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 requires companies to adopt its provisions for fiscal years beginning after December 15, 1995. SFAS No. 123 encourages a fair value-based method of accounting for employee stock options or similar equity instruments, but allows continued use of the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) No. 25, "Accounting for Stock Issued to Employees." Companies electing to continue to use APB No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value-based method of accounting had been applied.
 The Company will continue to follow the provisions of APB No. 25 and, accordingly, will make the pro forma disclosures required by SFAS No. 123, if material, in its financial statements for the year ended December 31, 1996.

                          PART II.  OTHER INFORMATION


 Item 1. Legal Proceedings

         Reference is made to the disclosure on page 8 of the Company's 1995 Form 10-K Report regarding other Superfund sites. The Company is currently involved in administrative proceedings or lawsuits relating to nine other sites.

         Reference is made to the disclosure on page 9 of the Company's 1995 Form 10-K Report regarding the Monaca, Pennsylvania (Beaver Valley) plant, formerly owned by the Company. Certain organic waste material is contained in the soil and ground water at the site of the Beaver Valley plant. In 1994, the Company entered into a Consent Order and Agreement (the Consent Agreement) with the Pennsylvania Department of Environmental Protection (PADEP) pursuant to which the Company and PADEP agreed upon a work plan for testing and remedial process design with regard to the conditions at the Beaver Valley site. Under the terms of the Consent Agreement, the Company paid civil penalties totalling $363,000 in 1994 and $63,000 in 1995. Under the terms of the Consent Agreement, the Company must pay an additional penalty of $63,000 each year until the commencement of active remediation at the Beaver Valley site, after which the amount of such annual penalty shall be reduced based on the extent of remediation commenced at the site. The Company sold the Beaver Valley plant assets to NOVA Chemicals Inc. (NOVA) as of September 30, 1996, but currently retains ownership of the Beaver Valley land, substantial portions of which are being leased to NOVA. NOVA will assume ownership of such portions of the Beaver Valley land after the occurrence of certain defined events. The Company has retained responsibility for the work plan and for certain additional remediation of the Beaver Valley land that may be required by PADEP pursuant to the Pennsylvania Land Recycling and Environmental Remediation Standards Act. The Company has an agreement with Beazer East, Inc., the successor to Koppers Inc. (the previous owner of the Beaver Valley plant and site), whereby Beazer East, Inc. agreed to pay for approximately 50 percent of the cost of the remediation.

         On October 15, 1996, the Company commenced an arbitration proceeding in the International Chamber of Commerce Court of Arbitration in Paris, France against Repsol, S.A. (Repsol) and Repsol Quimica, S.A. (Quimica). The dispute concerns technology licensed to Quimica for the production of PO and SM under agreements entered into in 1986 when Repsol bought the Company's half of a Spanish joint venture called Montoro. The Company seeks in the arbitration to enforce the Company's rights under the 1986 agreements and to protect the technology licensed to Quimica. On October 15, 1996, the Company also formally notified the European Commission of the 1986 agreements, because Repsol has taken the position that those agreements are not enforceable under European law. Quimica and another Repsol subsidiary concurrently filed a complaint with the European Commission in which Quimica seeks to have the 1986 agreements declared to be contrary to Articles 85 and 86 of the Treaty of Rome and therefore unenforceable. The Company believes that Quimica's complaint is not well founded and that the 1986 agreements are valid and enforceable.

 Item 6. Exhibits and Reports on Form 8-K

 (a)  Exhibits:

      27  Financial Data Schedule for the nine months ended September 30, 1996.

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



 Dated: October 31, 1996

                                 EXHIBIT INDEX



 Exhibit
 Number                           Description
 -------                          -----------


    27 Financial Data Schedule for the nine months ended September 30, 1996