Form 10-K
period 1996-12-31
ARCO CHEMICAL CO
filed 1997-02-25
CIK 819544

                 [LOGO OF ARCO CHEMICAL COMPANY APPEARS HERE]


                            ARCO CHEMICAL COMPANY


                          ANNUAL REPORT ON FORM 10-K
                                     1996

                                     1996

                                   FORM 10-K

                               ----------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1996

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  [X]   No
                                                    ---     ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant on January 30, 1997, based on the closing price on the New York Stock Exchange composite tape on that date, was $797,904,448.

Number of shares of Common Stock, $1.00 par value, outstanding at December 31, 1996: 96,759,317.

                      DOCUMENTS INCORPORATED BY REFERENCE

The registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1996 (incorporated by reference under Part III).

                               TABLE OF CONTENTS

                                     PART I

                                                                           PAGE
    ITEM                                                                   ----
  1. and 2. Business and Properties......................................    1
              General Development of Business............................    1
              Industry Segment and Geographic Disclosure.................    1
              Summary Description of Business and Products...............    1
              Sales and Marketing........................................    4
              Joint Ventures and Other Arrangements......................    4
              Research and Development...................................    5
              Raw Materials..............................................    5
              Competition................................................    5
              Properties and Production Facilities.......................    7
              Patents, Trade Names, and Trademarks.......................    8
              Environmental Matters......................................    8
              Human Resources............................................    9
        3.  Legal Proceedings............................................    9
        4.  Submission of Matters to a Vote of Security Holders..........   10
                               ---------------------------
            Executive Officers of the Company............................   11
                                    PART II
        5.  Market for Registrant's Common Stock and Related Stockholder
             Matters.....................................................   13
        6.  Selected Financial Data......................................   14
        7.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................   14
        8.  Financial Statements.........................................   20
        9.  Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure....................................   43
                                    PART III
       10.  Directors and Executive Officers of the Registrant...........   43
       11.  Executive Compensation.......................................   43
       12.  Security Ownership of Certain Beneficial Owners and
             Management..................................................   43
       13.  Certain Relationships and Related Transactions...............   43
                                    PART IV
       14.  Exhibits and Reports on Form 8-K.............................   43

                                      (i)

                                    PART I


ITEMS 1. AND 2.BUSINESS AND PROPERTIES

GENERAL DEVELOPMENT OF BUSINESS

  ARCO Chemical Company (the Company) is a Delaware corporation with principal executive offices at 3801 West Chester Pike, Newtown Square, Pennsylvania 19073-2387 (telephone no. 610-359-2000). The Company is the successor to certain portions of the ARCO Chemical Division of Atlantic Richfield Company
(ARCO), a Delaware corporation. On June 9, 1987, ARCO transferred substantially all the assets and liabilities of the oxygenates and polystyrenics businesses of the then ARCO Chemical Division to the Company in exchange for 80,000,001 shares of common stock. On October 5, 1987, the Company completed an initial public offering of 19,550,000 shares of common stock. As of January 30, 1997, ARCO's 80,000,001 shares represented approximately 82.7 percent of the outstanding shares of common stock. See Item 13.

  Prior to October 5, 1987, the Company and ARCO entered into a number of agreements for the purpose of defining their ongoing relationship. These agreements were developed in connection with the establishment of the Company by ARCO, and, therefore, were not the result of arm's-length negotiations between independent parties. For additional information relating to certain continuing relationships between the Company and ARCO, including potential conflicts of interest, see Item 13 and Note 3 of Notes to Consolidated Financial Statements.

  On September 30, 1996, the Company sold its plastics business to NOVA Chemicals Inc. (NOVA). With the sale of the plastics business the Company no longer manufactures or sells styrene monomer derivatives, but the Company will continue to manufacture and market styrene monomer. See Note 21 of Notes to Consolidated Financial Statements.

  On December 4, 1996, the Company purchased substantially all of the assets of Olin Corporation's (Olin) toluene diisocyanate (TDI) and aliphatic diisocyanate (ADI) businesses. The purchase included Olin's TDI and ADI production facilities at Lake Charles, Louisiana, and certain related assets, including trademarks, patents and technology. This acquisition supplements the Company's entry into the isocyanates market in 1995, through a long-term, European-based TDI supply arrangement with Rhone-Poulenc. The Olin acquisition gives the Company a U.S.-based TDI manufacturing presence. Also, see Note 20 of Notes to Consolidated Financial Statements.

INDUSTRY SEGMENT AND GEOGRAPHIC DISCLOSURE

  The Company operates in one industry segment. Reference is made to Note 4 of Notes to Consolidated Financial Statements for disclosure of financial information by geographic location.

SUMMARY DESCRIPTION OF BUSINESS AND PRODUCTS

  The Company, including its subsidiaries, is a leading international manufacturer and marketer of intermediate chemicals and specialty products used in a broad range of consumer goods. The Company operates in a single industry segment and conducts business primarily in the Americas, Europe, and the Asia Pacific region.

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

  The Company also manufactures numerous derivatives of PO and TBA. Among these are polyols, a key derivative of PO, and methyl tertiary butyl ether
(MTBE), a principal derivative of TBA. MTBE is used in oxygenated fuels and as an octane additive. In 1995, the Company began selling TDI obtained under long-term supply agreements with Rhone-Poulenc. With the 1996 acquisition of Olin's TDI production facilities, the Company also manufactures TDI. TDI and polyols are combined in the manufacture of polyurethanes.

  Following is a list of certain of the Company's principal products, the forms in which they are sold, and typical end uses.

PRODUCT               FORM                       TYPICAL USES
-------               ----                       ------------
Propylene oxide       PO                         Polyether polyols (polyols), propylene
 (PO)                                             glycols, ethers, and surfactants
                      Polyols                    Combined with isocyanates, such as
                                                  TDI, for polyurethane applications
                                                  such as flexible foam for seat
                                                  cushions, bedding and carpet
                                                  underlay; and coatings, adhesives,
                                                  sealants, and elastomers
                      Propylene glycols (PG)     Unsaturated polyester resins; food,
                                                  cosmetic, and pharmaceutical
                                                  applications; automotive coolants and
                                                  aircraft deicers
                      Propylene glycol ethers    Coatings and paints, cleaning
                       (PGE) and PGE acetates     compounds, solvents, and inks
                      Butanediol,                Engineering resins, fibers, solvents,
                       Tetrahydrofuran (THF) and  resins, coatings and polyurethanes
                       N-Methyl
                       Pyrrolidone (NMP)
Toluene diisocyanate  TDI                        Combined with polyols to manufacture
 (TDI)                                            polyurethanes
Tertiary butyl        Methyl tertiary butyl      Gasoline additives to increase octane
 alcohol               ether (MTBE)              and reduce  emissions
 (TBA)                 and ethyl tertiary butyl
                       ether (ETBE)
                      Gasoline-grade TBA (GTBA)  Octane additive
Styrene monomer       SM                         Acrylonitrile-butadiene-styrene (ABS)
 (SM)                                             resins,
                                                  polystyrene, expandable polystyrene
                                                  (EPS), rubber components, and
                                                  polyester resins

 Propylene Oxide and Derivatives

  Propylene oxide is a commodity chemical that the Company consumes directly or delivers to the merchant market through processing or sales agreements for further conversion by its customers into derivative products, including polyols for polyurethane applications, propylene glycols and PGEs, and various other chemical products. Sales and other operating revenues for PO and derivatives constituted 47 percent, 45 percent, and 48 percent, respectively, of the Company's total 1996, 1995, and 1994 sales and other operating revenues. In the aggregate, the Company consumed approximately 56 percent of its PO production in 1996 for the production of derivatives. See Item 7 for additional discussion.

  Based on published data, worldwide demand for PO was approximately 8.7 billion pounds in 1996. Approximately 90 percent of that volume was consumed in the manufacture of three derivative families of products: polyols, PG, and PGE.

  The largest of the PO derivative families is polyols, which are used in the manufacture of polyurethanes. Within the polyurethane industry, the largest market for polyols is in flexible foams, which are produced when polyols are reacted with isocyanates, such as TDI. Polyols and isocyanates are also used in coatings, adhesives, sealants and elastomers.

  Propylene glycols are principally used as intermediate chemicals to produce unsaturated polyester resins. Propylene glycols have low toxicity and are also used in certain food, cosmetic, and pharmaceutical applications and in automotive coolants and aircraft deicers. Propylene glycol ethers and acetates are low toxicity, high performance solvents. Past studies have indicated that these materials generally have safer toxicological profiles than their ethylene oxide-based counterparts.

  Butanediol is an intermediate chemical having diverse applications in engineering resins, elastomers, and solvents. The Company produces butanediol from allyl alcohol, a PO derivative.

 Isocyanates

  In January 1995, the Company entered into long-term agreements under which Rhone-Poulenc supplies TDI, which the Company markets to customers. On December 4, 1996, the Company purchased substantially all of the assets of Olin's TDI and ADI businesses. The purchase includes Olin's TDI and ADI production facilities at Lake Charles, Louisiana, and certain related assets, including trademarks, patents and technology. Also, see Note 20 of Notes to Consolidated Financial Statements. TDI complements the Company's existing line of polyols products and strengthens its position as a chemical supplier to the polyurethanes market. See Item 7 for additional discussion.

 Tertiary Butyl Alcohol and Derivatives

  Tertiary butyl alcohol is the major co-product of one of the Company's two PO processes. The Company utilizes most of its TBA, combined with methanol, to make MTBE, a gasoline blending component that increases octane and reduces emissions. The Company also has the capability of producing ETBE, an alternative gasoline blending component. ETBE is manufactured from TBA and ethanol and has a lower vapor pressure than MTBE or ethanol.

  Worldwide demand for MTBE in 1996 was approximately 375 thousand barrels per day, based on published data. Worldwide MTBE demand has increased dramatically over the past seven years as a result of the U.S. Clean Air Act Amendments of 1990 (the Amendments), state and local regulations and the need for incremental octane in the U.S. and other countries. In the U.S., the Amendments set minimum levels for oxygenates, such as MTBE, in gasoline sold in areas not meeting specified air quality standards. The Environmental Protection Agency recently proposed a reduction in the ozone standard in the U.S. which, if adopted, may create additional demand for oxygenates. However, other federal and local legislative initiatives, challenging the effectiveness of oxygenated fuels in reducing air pollution or responding to consumer concerns about the possible health effects of widespread use of oxygenated fuels, could adversely affect demand for MTBE. Sales and other operating revenues for TBA and derivatives constituted 29 percent, 27 percent, and 30 percent, respectively, of the Company's total 1996, 1995, and 1994 sales and other operating revenues. See Item 7 for additional discussion.

 Styrene Monomer

  Styrene is the major co-product of the second of the Company's two PO processes. Styrene is a commodity chemical produced and traded worldwide. Based on published data, worldwide demand in 1996 was approximately 38 billion pounds. The major markets include commodity and specialty polymer applications, such as polystyrene, ABS, EPS and polyester resins, as well as various rubber industry uses. Sales and other operating revenues for SM and derivatives constituted 15 percent, 20 percent, and 19 percent, respectively, of the Company's total 1996, 1995, and 1994 sales and other operating revenues. The Company delivers most of its styrene production to the U.S. merchant market and to selected export markets through sales or processing agreements. See Item 7 for additional discussion. The Company utilized about 12 percent of its styrene production in 1995 for the manufacture of derivatives. With the sale of the plastics business to NOVA on September 30, 1996, the Company no longer manufactures or sells styrene monomer derivatives. The Company has substantially replaced this volume by entering into a long-term sales agreement to supply NOVA with approximately the same volume of SM that had been consumed by the plastics business before its sale.

SALES AND MARKETING

  In 1996, most of the Company's sales and other operating revenues were derived from sales to, or processing agreements with, unrelated third parties. Over the past three years, no single unrelated third-party customer, or any related party customer, accounted for more than 10 percent of total sales and other operating revenues in any one year.

  The Company delivers products through sales agreements, processing agreements, and spot sales. The Company purchases limited amounts of MTBE and SM for resale to the extent that demand for these co-products exceeds the Company's production. Production levels of co-products are based upon the demand for PO and the market economics of the co-products.

  For several years, the Company has followed the practice of entering into multi-year PO processing or sales agreements in an effort to mitigate any adverse impact from competitive factors and economic business cycles on demand for the Company's PO. The Company has also entered into a number of multi-year SM sales and processing agreements and MTBE sales agreements.

  The SM processing agreements include long-term processing agreements providing for the delivery of fixed annual quantities of SM-see Joint Ventures and Other Arrangements below.

  On September 30, 1996, the Company sold its plastic business to NOVA. As part of the transaction, the Company entered into a long-term sales agreement to supply NOVA with styrene monomer.

  The Company entered into a number of multi-year, fixed-margin MTBE toll-based sales contracts covering a substantial portion of the Company's U.S.- based MTBE volume. Those contracts have had the effect of reducing the exposure of the MTBE business to market cycles. A significant number of those contracts have terminated, while the remainder will terminate in early 1997. The Company is in the process of negotiating new contracts. In view of current market conditions, however, it is anticipated that the pricing in the new contracts will provide margins that are less favorable than those provided in the former contracts.

  The Company's sales are made through its own marketing and sales personnel and through distributors and independent agents. The Company maintains sales offices or sales representation in the United States, Australia, Austria, Brazil, Canada, China, Finland, France, Germany, Hong Kong, Indonesia, Italy, Japan, Mexico, the Netherlands, New Zealand, Russia, Singapore, South Africa, Spain, Taiwan, Thailand, Turkey, and the United Kingdom.

  For information about certain data relating to foreign operations and export sales, see Note 4 of Notes to Consolidated Financial Statements.

JOINT VENTURES AND OTHER ARRANGEMENTS

  In January 1995, the Company entered into long-term TDI supply agreements with Rhone-Poulenc. Since January 1, 1995, the Company has been entitled to the entire TDI output of Rhone-Poulenc's two plants in France, which have a combined annual capacity of approximately 264 million pounds. The Company markets this TDI principally in Europe and Asia.

  The world-scale PO/SM plant at the Channelview, Texas complex that was completed in 1992 (PO/SM II) is owned by the Company together with third-party investors. The Company sold additional interests to the investors in 1994 and 1996. In addition, portions of the pending PO/SM II expansion--see Item 7 for additional discussion--are being funded through third-party investment. The Company retains a majority interest in the PO/SM II plant. A substantial portion of the current SM output of the PO/SM II plant is committed, and the increased SM output resulting from the expansion will be committed, under long-term processing agreements. As of December 31, 1996, 800 million pounds per year of the PO/SM II plant's existing SM capacity was committed under such agreements.

  The Company, through an affiliate, has a 50 percent equity interest in Nihon Oxirane Co., Ltd. (Nihon Oxirane), a joint venture with Sumitomo Chemical Co., Ltd. and Showa Denko K.K. Since 1976, Nihon Oxirane has operated a PO/SM plant in Chiba, Japan.

RESEARCH AND DEVELOPMENT

  The Company has its principal research and development facility at Newtown Square, Pennsylvania, technical centers in Villers Saint Paul, France and Singapore, and a technical facility in South Charleston, West Virginia.

  The Company's research and development expenditures for 1996, 1995, and 1994 were $81 million, $79 million, and $76 million, respectively.

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

COMPETITION

  Competition within the Company's segment of the chemical industry is significant and is affected by a variety of factors, including quality, product price, reliability of supply, technical support, customer service, and potential substitute materials. Capacity share figures for the Company and its competitors, disclosed below, are based on completed production facilities and include the full capacity of joint-venture facilities and certain long-term supply agreements.

  The Company's major worldwide PO competitor is Dow Chemical Company (Dow). Dow's operations are based on chlorohydrin technology, and Dow is integrated upstream from chlorine and propylene and downstream into a variety of PO derivatives. Based on published data relating to the PO market, the Company believes that it has 38 percent and Dow has 31 percent of the total worldwide capacity for PO. No other producer is believed to have more than 4 percent of worldwide PO capacity.

  Dow is in the process of completing expansions of annual PO capacity at existing facilities, which, in total, are equivalent to the addition of a world-scale PO plant, and has announced plans for similar capacity expansions in the 1998-1999 time frame. In late 1994, Texaco Chemical Company completed and brought on stream a PO/MTBE plant in Texas. Huntsman Corporation recently announced that it is buying Texaco Chemical's PO/MTBE plant, including the right to license the underlying technology. Shell has announced the construction of a PO/SM plant in Singapore, which is scheduled for completion in 1997. In 1996, Shell and BASF AG announced plans for a joint venture to construct a PO/SM plant in Europe, using Shell technology, with a target completion date in the 1999 time frame. In addition, Repsol Quimica, S.A. (Quimica) announced plans to build a PO/SM plant in Tarragona, Spain, using technology for the production of PO and SM licensed from the Company under agreements entered into in conjunction with the dissolution in 1986 of a Spanish joint venture called Montoro. The Company believes that such action by Quimica would contravene the terms of the license. See Item 3, "Legal Proceedings". Several other companies have been attempting to develop or license commercial PO processes, and additional PO plants may be built by competitors.

  On April 12, 1996, the Company's Board of Directors gave final approval for the expansion of the PO/SM complex in Channelview, Texas, and the construction of a new world-scale PO/SM plant in Rotterdam, the Netherlands. The Channelview PO/SM expansion will add annual PO and SM capacity of 110 million and 248 million pounds, respectively, in early 1998. The new PO/SM plant is expected to be completed in the fourth quarter 1999, adding annual PO and SM capacity of 625 million and 1,400 million pounds, respectively, upon start up.

  The Company competes with many polyols producers worldwide, including Dow and Bayer AG. Based on published data, Dow is believed to have 26 percent of worldwide polyols capacity while the Company is believed to have 15 percent and Bayer AG is believed to have 10 percent. No other polyols producer is believed to have more than 7 percent of worldwide polyols capacity.

  The Company has long-term supply agreements for TDI, an isocyanate, which is reacted with polyols to produce flexible foams. With the acquisition of Olin's production facilities, the Company also manufactures TDI. TDI enables the Company to compete more effectively with other suppliers to the flexible foam market who offer both polyols and TDI to customers. In the majority of flexible foam applications, such as furniture, bedding and automotive seating, there is some competition for foams from substitute materials. The Company competes with many TDI producers worldwide including Bayer AG and BASF AG. Based on published data, Bayer AG is believed to have 25 percent of worldwide TDI capacity while the Company is believed to have 19 percent and BASF AG is believed to have 10 percent. No other TDI producer is believed to have more than 7 percent of worldwide TDI capacity.

  The Company competes with many MTBE producers worldwide; the most significant is Ibn Zahr (a joint venture 70 percent owned by Saudi Basic Industries Corp.). Based on published data, the Company believes that it has 12 percent of the total worldwide capacity for MTBE while Ibn Zahr is believed to have 11 percent. No other producer is believed to have more than 6 percent of worldwide MTBE capacity. MTBE also faces potential competition from substitute products such as ethanol.

  The Company competes with several SM producers worldwide; among them are Dow and Shell. Based on published data, Dow is believed to have 10 percent of the total worldwide SM capacity while Shell and the Company are believed to have 9 percent and 8 percent, respectively. No other producer is believed to have more than 6 percent of worldwide SM capacity.

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

  Depending on location and market needs, the Company's production facilities can receive primary raw materials by pipeline, rail car, truck, barge, or ship and can deliver finished products by pipeline, rail car, truck, barge, isotank, ship, or in drums. The Company charters ships, owns and charters barges, and leases isotanks and rail cars for the dedicated movement of interplant products, products to customers or terminals, or raw materials to plants, as necessary. The Company leases liquid and bulk storage and warehouse facilities at terminals in the Americas, in Europe, and in the Asia Pacific region. In the Rotterdam outer harbor area, the Company operates an on-site butane storage tank, propylene spheres, pipeline connections, and a jetty that accommodates deep-draft vessels.

  In the United States, the Company produces PO, TBA, PG, and PGE at the Bayport, Texas plants and PO, SM, MTBE, polyols, and butanediol at the Channelview, Texas plants. The Channelview plant has the capability to produce either MTBE or ETBE. Polyols are also produced at the Company's plants in South Charleston and Institute, West Virginia, which are situated on leased land. With the acquisition of Olin's TDI and ADI businesses, the Company now has isocyanate production facilities in Lake Charles, Louisiana.

  In Europe, the Company produces PO, TBA, MTBE, and PG at plants located in Rotterdam, the Netherlands and Fos-sur-Mer, France. In addition, polyols are produced at plants located in Rieme, Belgium and Fos-sur-Mer, France. The Rotterdam plant also produces PGE.

  In the Asia Pacific region, the Company's PO/SM plant, owned by Nihon Oxirane, is located in Chiba, Japan. Polyols plants are located in Kaohsiung, Taiwan and Anyer, West Java, Indonesia. The Anyer plant is owned by P.T. ARCO Chemical Indonesia, an Indonesian joint venture with P.T. Gema Supra Abadi in which the Company, through a subsidiary, has a majority interest.

  The following table shows the Company's worldwide production capacity (in millions of pounds per year, except where otherwise noted) for certain key products. The Company has committed 800 million pounds of the indicated domestic SM capacity through long-term processing arrangements. See Item 7 for additional discussion.

      PRODUCT                   DOMESTIC                     FOREIGN                     TOTAL
      -------                   --------                     -------                     ------
      PO                          2,335                       1,360                       3,695
      Polyols                       725                         590                       1,315
      PG                            565                         345                         910
      PGE                           120                         155                         275
      Butanediol                     75                          --                          75
      TDI                           250                          --                         250
      MTBE--Bbls/day             30,000                      28,500                      58,500
      SM                          2,570                         790                       3,360

  Capacities shown are the production capacities that the Company believes could be obtained, as of December 31, 1996, based upon plant design and subject to certain on-stream factors, product mix, and other variable factors. Capacities shown include the full capacity of joint-venture facilities. Plants can and have exceeded these capacities for extended periods of time.

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

  It is the Company's policy to comply with all environmental laws and regulations. In some cases, compliance can be achieved only by capital expenditures. The Company's annual environmental-related capital expenditures for 1996, 1995, and 1994 were $24 million, $27 million, and $29 million, respectively. For the years 1997 and 1998, the Company anticipates annual environmental-related capital expenditures to range from $34 million to $37 million. These figures do not include any environmental-related capital expenditures associated with construction of new facilities. Environmental-related capital expenditures include the cost of projects to reduce and/or eliminate pollution and contamination in the future and the cost of modifications to the Company's manufacturing facilities necessary to comply with environmental laws and regulations.

  In 1996, 1995 and 1994, the Company's charges for estimated future expenses for remediation were $4 million, $12 million and $13 million, respectively, while actual expenditures for the past three years have averaged $6 million per year. The Company's operating expenses also include ongoing costs of controlling or disposing of pollutants. The Company estimates that its operating expenses related to these ongoing costs were approximately $33 million, $31 million and $36 million for 1996, 1995 and 1994, respectively.

HUMAN RESOURCES

  At December 31, 1996, the Company employed approximately 4,000 people (exclusive of employees of unconsolidated joint ventures). The Company added approximately 500 former Olin employees to the payroll as of January 1, 1997. The Company believes its relationships with its employees are satisfactory. Approximately 23 percent of the Company's domestic employees, including former Olin employees, are represented by labor unions.

ITEM 3. LEGAL PROCEEDINGS

ENVIRONMENTAL MATTERS AND RELATED LITIGATION

  In December 1993, the U.S. Environmental Protection Agency (the EPA) issued a Unilateral Administrative Order (the Order) to the Company and other potentially responsible parties requiring implementation of a remedial design/remedial action for the Turtle Bayou, Texas site under the Comprehensive Environmental Response, Compensation and Liability Act, as amended (Superfund). The Company has raised certain legal defenses against the enforcement of the Order. In January 1994, the EPA filed a complaint against the Company and certain other defendants, including ARCO, in the United States District Court for the Eastern District of Texas seeking recovery of costs of removal and/or remedial action allegedly incurred or to be incurred by the federal government. In 1994, the Company reached an agreement in principle with the EPA to settle the cost recovery lawsuit under which the Company and ARCO agreed (i) to pay $1.1 million in reimbursement of past costs incurred by the federal government and (ii) to perform remedial activities with respect to a portion of the site. In late 1996, the agreement in principle was modified to provide that the Company and ARCO will perform remedial activities with respect to certain additional portions of the site in lieu of reimbursing the federal government for past costs. Site remediation is expected to take at least five years. The parties have substantially agreed to the terms of a consent decree to embody the settlement. After the consent decree becomes effective, it is expected that the Order will be rescinded with respect to the Company.

  The Company is currently involved in administrative proceedings or lawsuits relating to eight other Superfund sites. Based on currently available information, the Company does not believe that the potential cost associated with these sites, individually or in the aggregate, will be significant. The Company may in the future be involved in additional assessments and clean-ups under environmental laws. The future costs in connection with such matters will be affected by such factors as the unknown magnitude of clean-up costs, the unknown timing and extent of the remedial actions that may be required, the determination of the Company's liability in proportion to other potentially responsible parties, and the extent, if any, to which such costs are recoverable from insurance.

  Certain organic waste material is contained in the soil and ground water at the site of the Company's former Monaca, Pennsylvania (Beaver Valley) plant. In 1994, the Company entered into a Consent Order and Agreement (the Consent Agreement) with the Pennsylvania Department of Environmental Protection (PADEP) pursuant to which the Company and PADEP agreed upon a work plan for testing and remedial process design with regard to the conditions at the Beaver Valley site. Under the terms of the Consent Agreement, the Company paid civil penalties totalling $363,000 in 1994. In addition, the Company is paying a penalty of $63,000 each year until the commencement of active remediation at the Beaver Valley site, after which the amount of such annual penalty shall be reduced based on the extent of remediation commenced at the site. The Company sold the Beaver Valley plant assets to NOVA Chemicals Inc. (NOVA) as of September 30, 1996, but currently retains ownership of the Beaver Valley land, substantial portions of which are being leased to NOVA. NOVA will assume ownership of such portions of the Beaver Valley land after the occurrence of certain defined events. The Company has retained responsibility for the work plan and for certain additional remediation of the Beaver Valley land that may be required by PADEP pursuant to the Pennsylvania Land Recycling and Environmental Remediation Standards Act. The Company has an agreement with

Beazer East, Inc. (Beazer), the successor to Koppers Inc. (the previous owner of the Beaver Valley plant), whereby Beazer agreed to pay for approximately 50 percent of the cost of the remediation. The Company and Beazer have reached an agreement with the U.S. government pursuant to which the government will pay
28.5 percent of the costs incurred by the Company and Beazer for remediation of substantial portions of the Beaver Valley site.

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

OTHER LITIGATION

  On October 15, 1996, the Company commenced an arbitration proceeding in the International Chamber of Commerce Court of Arbitration in Paris, France against Repsol, S.A. (Repsol), Repsol Quimica, S.A. (Quimica) and Repsol Petroleo, S.A. (Petroleo). The dispute concerns technology for the production of PO and SM licensed to Quimica by the Company under agreements entered into in conjunction with the dissolution in 1986 of a Spanish joint venture called Montoro. The Company seeks in the arbitration to enforce the Company's rights under the 1986 agreements and to protect the licensed technology. Subsequently, pursuant to an agreement among the parties, Repsol was permitted to withdraw as a party to the arbitration. On October 15, 1996, the Company also formally notified the European Commission of the 1986 agreements, because Quimica and its affiliates take the position that those agreements are not enforceable under European law. Quimica and Petroleo concurrently filed a complaint with the European Commission in which they seek to have the 1986 agreements declared to be contrary to Articles 85 and 86 of the Treaty of Rome and therefore unenforceable. Quimica and Petroleo also filed a complaint with the Spanish Bureau for the Protection of Competition seeking relief under Spanish competition law. The Company believes that these complaints are not well founded and that the 1986 agreements are valid and enforceable.

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

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                       EXECUTIVE OFFICERS OF THE COMPANY

  Set forth below are the executive officers of the Company as of January 30, 1997.

  NAME, AGE, AND PRESENT                    BUSINESS EXPERIENCE DURING PAST
 POSITION WITH THE COMPANY             FIVE YEARS AND PERIOD SERVED AS OFFICER(A)
 -------------------------             ------------------------------------------
 Alan R. Hirsig, 57          Mr. Hirsig was elected President and Chief Executive Officer
  President, Chief            on January 1, 1991. He was elected an officer of the Company
  Executive Officer, and      on June 22, 1987 and a Director of the Company on November
  Director                    14, 1989. Previously, Mr. Hirsig was President of the
                              Company's European operations from July 1984 to December 1990 and a Senior Vice President of the Company from July 1988 to
                              December 1990.

 Morris Gelb, 50             Mr. Gelb was elected an officer of the Company on June 22,
  Vice President,             1987. He assumed his current position in September 1991. Pre-
  Environmental,              viously, he was Vice President, Research and Engineering from
  Engineering and             September 1986 to September 1991.
  Manufacturing Programs

 Michael G. Griffith, 55     Mr. Griffith was elected an officer of the Company on May 9,
  Vice President, Research    1990. He assumed his current position on that date. Prior to
  and Development             joining the Company, he was Vice President, Technology of Ow-
                              ens-Corning Fiberglas Corp. (building products and reinforce-
                              ments) from January 1989 to May 1990 and Vice President, Re-
                              search and Development of Owens-Corning Fiberglas Corp. from
                              1983 to January 1989.

 Robert J. Millstone, 53     Mr. Millstone was elected Vice President and General Counsel
  Vice President, General     of the Company, effective January 1, 1995. Previously, he was
  Counsel, and Secretary      Associate General Counsel from January 1989 to December 1994.
                              He has been Secretary of the Company since October 1990.

 Marvin O. Schlanger, 48     Mr. Schlanger was elected an officer of the Company on Septem-
  Executive Vice              ber 1, 1987 and a Director of the Company on November 14,
  President, Chief            1989. He assumed his current position in November 1994. Pre-
  Operating Officer, and      viously, he was Senior Vice President of the Company and
  Director                    President of ARCO Chemical Americas Company from August 1992 to November 1994, Senior Vice President and Chief Financial
                              Officer from October 1989 to August 1992 and Vice President,
                              Worldwide Business Management from September 1988 to Septem-
                              ber 1989.

 John A. Shaw, 48            Mr. Shaw was elected an officer of the Company on May 13,
  Vice President and          1993. He assumed his current position in January 1995. Previ-
  Controller                  ously, he was Vice President and Treasurer of ARCO Chemical
                              Company from July 1993 to January 1995 and Vice President,
                              Planning and Control of the Company's European operations
                              from July 1987 to July 1993.

 Walter J. Tusinski, 49      Mr. Tusinski was elected an officer and a Director of the Com-
  Senior Vice President,      pany on September 1, 1992. He assumed his current position on
  Chief Financial Officer,    that date. Previously, he served as Vice President, New Busi-
  and Director                ness Ventures of ARCO International Oil and Gas Company from
                              September 1990 to August 1992 and Vice President, Planning
                              and Control of ARCO Products Company from October 1986 to Au-
                              gust 1990.

  NAME, AGE, AND PRESENT                    BUSINESS EXPERIENCE DURING PAST
 POSITION WITH THE COMPANY             FIVE YEARS AND PERIOD SERVED AS OFFICER(A)
 -------------------------             ------------------------------------------
 Francis W. Welsh, 53        Mr. Welsh was elected an officer of the Company on June 22,
  Vice President, Human       1987. He has held his current position since August 1983.
  Resources                   Previously, he was Manager of Compensation and Manager of
                              Personnel Resources and Development, Corporate Employee Rela-
                              tions of ARCO from September 1980 to May 1983.

--------
(a) The By-Laws of the Company provide that each officer shall hold office until his successor is elected or appointed and qualified, or until his death or resignation, or his removal by the Board of Directors.

                                    PART II

ITEM 5.MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

  The common stock is listed on the New York Stock Exchange. The reported high and low sales prices of the common stock on the New York Stock Exchange (New York Stock Exchange Composite Tape) from January 1, 1995 through January 30, 1997, inclusive, were:

     PERIOD                                                         HIGH   LOW
     ------                                                         ----   ---
     1995
       First Quarter.............................................. 45     41 3/8
       Second Quarter............................................. 47 7/8 44
       Third Quarter.............................................. 50 1/8 45 1/2
       Fourth Quarter............................................. 50 1/2 47 5/8
     1996
       First Quarter.............................................. 52 7/8 48 1/2
       Second Quarter............................................. 54     50 1/2
       Third Quarter.............................................. 52 1/2 47 1/8
       Fourth Quarter............................................. 50 3/4 47 1/2
     1997
       First Quarter (through January 30)......................... 47 3/4 47 1/2

  On January 30, 1997, the closing price of the common stock was $47 5/8.

  As of December 31, 1996, the number of holders of record of common stock of the Company was 2,014.

  The Company has paid quarterly cash dividends as follows:

                                 1ST QUARTER 2ND QUARTER 3RD QUARTER 4TH QUARTER
                                 ----------- ----------- ----------- -----------
1995............................   $0.625      $0.625      $0.700      $0.700
1996............................   $0.700      $0.700      $0.700      $0.700
1997............................   $0.700*

--------
* On January 23, 1997, a dividend of $0.70 per share was declared on the common stock, payable on March 7, 1997 to stockholders of record on February 14, 1997.

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

ITEM 6.SELECTED FINANCIAL DATA

  The following table sets forth selected financial information for the
Company:

                                             YEAR ENDED DECEMBER 31,
                                   --------------------------------------------
                                     1996     1995     1994     1993     1992
                                   -------- -------- -------- -------- --------
                                   (MILLIONS OF DOLLARS, EXCEPT PER SHARE DATA)
Sales and other operating reve-
 nues.............................   $3,955   $4,282   $3,423   $3,192   $3,100
Costs and other operating ex-
 penses...........................    3,067    3,102    2,586    2,453    2,343
Income before changes in account-
 ing principles...................      348      508      269      214      197
Net income(1).....................      348      508      269      214      195
Total assets......................    4,394    4,135    3,737    3,502    3,599
Long-term debt, including current
 portion..........................      869      912      913      905    1,102
Dividends per common share........     2.80     2.65     2.50     2.50     2.50
Earnings per share before changes
 in accounting principles.........     3.60     5.28     2.80     2.23     2.05
Earnings per share(1).............     3.60     5.28     2.80     2.23     2.03

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

                                   OVERVIEW

  The Company manufactures and markets intermediate chemicals and specialty products, operating in a single industry segment. It conducts business primarily in the Americas, Europe, and the Asia Pacific region.

  Each of the Company's two principal manufacturing processes yields its key product, propylene oxide (PO), and one of two co-products, styrene monomer
(SM) or tertiary butyl alcohol (TBA). The Company also manufactures numerous derivatives of PO and TBA. Among these are polyols, a key derivative of PO, and methyl tertiary butyl ether (MTBE), a principal derivative of TBA. MTBE is used in oxygenated fuels and as an octane additive.

  On December 4, 1996, the Company purchased substantially all of the assets of Olin Corporation's (Olin) toluene diisocyanate (TDI) and aliphatic diisocyanate (ADI) businesses. The purchase included Olin's TDI and ADI production facilities at Lake Charles, Louisiana, and certain related assets, including trademarks, patents and technology. TDI and polyols are combined in the manufacture of polyurethanes.

  On September 30, 1996, the Company sold its plastics business to NOVA Chemicals Inc. (NOVA). As a result of the sale of the plastics business, the Company no longer manufactures or sells SM derivatives, but will continue to manufacture and market SM.

  Net income for 1996 was $348 million compared with $508 million in 1995 and $269 million in 1994. Net income in 1996 decreased versus 1995 primarily due to significantly lower SM margins and, to a lesser extent, lower PO and derivatives volumes and lower MTBE margins. Net income for 1995 increased over 1994 primarily due to improved margins for PO and derivatives and a significant improvement in SM margins.

                             RESULTS OF OPERATIONS

 Product Volumes

  Sales and other operating revenues include the sales and processing volumes of PO, TBA, SM and their derivatives as set forth below for the years indicated. As a result of the sale of the plastics business on September 30, 1996, the Company no longer manufactures or sells SM derivatives, but will continue to manufacture and market SM.

                                                         YEAR ENDED DECEMBER 31,
                                                         -----------------------
                                                          1996    1995    1994
                                                         ------- ------- -------
                                                               (MILLIONS)
      PO and derivatives (pounds).......................   3,351   3,476   3,699
      Co-products:
        SM and derivatives (pounds).....................   2,647   2,579   2,496
        TBA and derivatives (gallons)...................   1,107   1,140   1,004

  The reported SM volumes include quantities processed for PO/SM II equity partners (SM equity volumes) under long-term processing arrangements. The SM equity volumes were 748 million, 609 million and 577 million pounds in 1996, 1995 and 1994, respectively.

 Revenues

  Revenues decreased eight percent to $3,955 million in 1996 from $4,282 million in 1995 primarily reflecting lower SM prices and, to a lesser extent, lower volumes for PO and derivatives. SM sales prices decreased significantly versus the 1995 period as increased industry capacity depressed SM market prices. For example, based on domestic market quotations, average 1996 SM contract and spot prices decreased more than 30 percent and 40 percent, respectively, versus 1995. SM capacity increases are expected to continue to impact SM prices and margins in the near term. PO and derivatives volumes in 1996 decreased four percent compared to 1995 due to increased availability of PO supplies in 1996 and slower growth in demand. PO industry capacity increased in 1996, following the addition of a new competitive facility in 1994, which operated at reduced rates in 1995, and a significant competitor's debottleneck in 1995. Conversely, the Company estimates that worldwide market demand for PO, in 1996 and 1995, slowed to less than half of its historical five percent long-term annual rate of growth. SM and derivatives volumes increased three percent, primarily due to increased SM equity volumes, as noted above.

  Revenues increased 25 percent to $4,282 million in 1995 from $3,423 million in 1994 primarily due to higher sales prices. While sales prices were generally higher for all products, average SM sales prices increased significantly versus the 1994 period as a result of higher worldwide demand during the early part of 1995. Volume benefits from higher domestic MTBE volumes and first-time sales of TDI were substantially offset by lower volumes for PO and derivatives. Domestic MTBE volumes increased versus 1994 primarily due to increased demand, which resulted from implementation of the reformulated gasoline phase of the Clean Air Act in 1995. PO and derivatives volumes in 1995 decreased six percent compared to 1994 primarily due to the addition of a new competitive facility in the U.S. in late 1994, as well as lower Asia Pacific sales, which were affected by a slowdown in China markets.

 Gross Profit

  Gross profit decreased 25 percent to $888 million in 1996 from $1,180 million in 1995. The gross profit decrease was primarily attributable to lower SM margins and, to a lesser extent, lower PO and derivatives volumes and lower MTBE margins. These were partly offset by higher PO and derivatives margins. Overall gross profit was 22.5 percent of sales in 1996 compared to 27.6 percent in 1995. SM margins were significantly lower versus 1995 as prices decreased substantially more than raw material costs. MTBE margins primarily decreased due to increases in feedstock and other costs as MTBE prices were relatively flat year to year.

  Gross profit increased 41 percent to $1,180 million in 1995 from $837 million in 1994, reflecting the 25 percent increase in revenues as well as higher margins. Overall gross profit was 27.6 percent of sales in 1995 compared to 24.5 percent in 1994 as higher sales prices more than offset net increases in raw materials costs. The margin improvements were seen in PO and derivatives, especially in the fourth quarter, and in SM margins during the first half of the year. Average SM margins improved significantly in 1995 as evidenced by industry raw material margins, which doubled, on average, compared to 1994. SM prices and margins increased substantially during the first half of 1995, but declined over the second half as worldwide demand declined. Raw material cost comparisons, 1995 versus 1994, were mixed, with substantial increases in average propylene costs, more moderate increases in average butane and ethylene costs and a decrease in average benzene and methanol costs.

  The Company entered into a number of multi-year, fixed-margin MTBE toll-based sales contracts covering a substantial portion of the Company's U.S.- based MTBE volume. Those contracts have had the effect of reducing the exposure of the MTBE business to market cycles. A significant number of those contracts have terminated, while the remainder will terminate in early 1997. The Company is in the process of negotiating new contracts. In view of current market conditions, however, it is anticipated that the pricing in the new contracts will provide margins that are less favorable than those provided in the former contracts.

 Other

  In 1994, management adopted a corporate restructuring program, resulting in a pretax charge of $30 million, primarily for costs associated with personnel reductions. This item was reported as restructuring costs in 1994.

  Other income (expense), net, was $33 million in 1996, $22 million in 1995 and $26 million in 1994. The increase in 1996 primarily reflects benefits from insurance proceeds and higher interest income, partly offset by lower equity earnings from the Company's PO/SM joint venture in Japan. The 1995 period included higher equity earnings from the Japanese joint venture, while 1994 included an $18 million pretax benefit from an insurance settlement related to the 1990 Channelview plant incident.

 Income Taxes

  The Company's effective income tax rate was 28.5 percent in 1996, 32.8 percent in 1995, and 35.3 percent in 1994. The decrease in the 1996 rate versus 1995 is due to the utilization of capital loss carryforwards, utilization of foreign tax credits pursuant to the tax sharing agreement with ARCO, and lower state income taxes in 1996. The decrease in 1995 versus 1994 reflected benefits from higher export income and increased utilization of foreign tax credits due to higher foreign earnings.

                              FINANCIAL CONDITION

 Liquidity and Capital Resources

  As of December 31, 1996, the Company had $70 million in cash and cash equivalents and short-term investments compared with $260 million at December 31, 1995. The Consolidated Statement of Cash Flows for the year ended December 31, 1996 shows that net cash flows provided by operating activities were $562 million, whereas net cash flows used by investment and financing activities were $589 million and $133 million, respectively.

  On December 4, 1996, the Company purchased substantially all of the assets of Olin's TDI and ADI businesses for approximately $571 million. The purchase included Olin's TDI and ADI production facilities at Lake Charles, Louisiana, working capital of approximately $94 million and certain related assets, including trademarks, patents and technology. The Company financed the acquisition through a combination of cash on hand and short-term borrowing.

  Investment activities in 1996 included expenditures for plant and equipment, excluding the Olin acquisition, of $244 million. A significant portion of the 1996 capital program was devoted to environmental, health and safety projects as well as PO derivative capacity expansions at existing facilities. Minority interest includes equity contributions designated for specific capital projects. At December 31, 1996, the unexpended amounts were classified as long-term other assets in the balance sheet. The Company's 1997 capital budget for plant and equipment is $453 million.

  On October 4, 1996, the Company announced the start of engineering on a 250 million pound-per-year butanediol (BDO) plant to be built in Rotterdam, the Netherlands, by the year 2001, and plans to expand existing BDO capacity in Channelview, Texas, from 75 million to 120 million pounds per year in late 1997.

  On September 30, 1996, the Company sold its plastics business to NOVA. The sale proceeds were approximately $160 million. As part of the transaction, the Company entered into a long-term sales agreement to supply NOVA with approximately the same amount of SM as had been consumed by the plastics business. The sale of the plastics business did not have a material effect on the Company's consolidated financial statements.

  In connection with the sale of the plastics business, the Company implemented a stock repurchase program for up to 320,000 shares of the Company's common stock held in certain employee benefit plans by former employees associated with the plastics business. Through December 31, 1996, the Company repurchased 72,445 shares.

  On April 12, 1996, the Board of Directors gave final approval for the expansion of the PO/SM complex in Channelview, Texas, and the construction of a new world-scale PO/SM plant in Rotterdam, the Netherlands. The Channelview PO/SM expansion will add annual PO and SM capacity of 110 million and 248 million pounds, respectively, in early 1998. The new PO/SM plant is expected to be completed in the fourth quarter 1999, adding annual PO and SM capacity of 625 million and 1,400 million pounds, respectively, upon start up. The Company plans to finance portions of the Channelview PO/SM expansion and the new Rotterdam PO/SM plant through limited partners who will have a minority equity interest in the completed facilities. The Company also plans to commit substantial portions of the increased SM capacity from these projects, as well as additional SM capacity at existing PO/SM facilities, under long-term processing arrangements.

  The Company paid dividends totalling $271 million in 1996, including a $.70 per share dividend, totalling $68 million, during the quarter ended December 31, 1996. On January 23, 1997, the Board of Directors declared a dividend of $.70 per share on the Company's common stock, payable March 7, 1997.

  The Company maintains a credit agreement under which it can borrow amounts of up to $300 million. At December 31, 1996, the Company had no outstanding borrowings against the credit agreement, which is used to back up the Company's commercial paper borrowing.

  It is expected that future cash requirements for capital expenditures, dividends and debt repayments will be met by cash generated from operating activities and additional borrowing.

 Effects of Inflation

  Based on the age of the Company's fixed assets, it is estimated that the replacement cost of those assets is greater than the historical cost reflected in the Company's financial statements. Accordingly, the Company's depreciation and amortization expense for the three years ended December 31, 1996, would be greater if the expense were stated on a current cost basis.

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

 Feedstock Costs

  See "Raw Materials" included in Items 1 and 2.

 Environmental

  The Company is subject to loss contingencies pursuant to federal, state, local, and foreign environmental laws and regulations. These contingencies include possible obligations to remove or mitigate the effects on the environment of the past disposal or release of certain chemical substances at various sites (remediation costs). The Company continues to evaluate the amount of these remediation costs and periodically adjusts its reserve for remediation costs and its estimate of additional environmental loss contingencies based on progress made in determining the magnitude, method and timing of the remedial actions that may be required by government authorities and an evaluation of the Company's potential liability in relation to the liability and financial resources of any other potentially responsible parties. Reflected in costs and other operating expenses for 1996 is a $4 million pretax charge for estimated future remediation costs compared with $12 million in 1995 and $13 million in 1994. These charges do not reflect any potential benefit from insurance proceeds.

  At December 31, 1996, the Company's environmental reserve totaled $53 million, which reflected the Company's latest assessment of potential future remediation costs associated with existing sites. A significant portion of the reserve is related to the Beaver Valley plant site, located in Monaca, Pennsylvania. The reserve gives recognition to a work plan, between the Company and the Pennsylvania Department of Environmental Protection (PADEP), for testing, risk assessment, remedial process design and remediation of conditions at the Beaver Valley plant. The reserve also reflects an agreement between the Company and another responsible party whereby that party has agreed to pay for approximately 50 percent of the costs associated with the Beaver Valley plant work plan. The Company sold the Beaver Valley plant assets to NOVA as of September 30, 1996, see Note 21 of Notes to Consolidated FInancial Statements, but currently retains ownership of the land at the Beaver Valley plant site, substantial portions of which are being leased to NOVA. The Company has retained responsibility for certain remediation of the land at the Beaver Valley plant site under the work plan and for certain additional remediation that may be required by PADEP pursuant to the Pennsylvania Land Recycling and Environmental Remediation Standards Act.

  The remainder of the reserve is related to four other plant sites and one federal Superfund site for amounts ranging from $2 million to $16 million per site. The Company is involved in administrative proceedings or lawsuits relating to eight other Superfund sites. However, the Company estimates, based on currently available information, that potential loss contingencies associated with these sites, individually and in the aggregate, are not significant. Substantially all amounts reserved are expected to be paid out over the next five to ten years.

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

  The Company and the other principal responsible party (PRP) at the Beaver Valley site have reached an agreement with the U.S. government whereby the government will pay 28.5 percent of the costs incurred by the Company and the PRP for remediation of substantial portions of the Beaver Valley site. The Company has neither recorded an asset nor reduced any liability as of December 31, 1996 as a result of this agreement.

ITEM 8.FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                          ARCO CHEMICAL COMPANY
                                                                            PAGE
                                                                            ----
 CONSOLIDATED FINANCIAL STATEMENTS
    Report of Independent Accountants......................................  21
    Consolidated Statements of Income for the Years Ended December 31, 1996,
     1995, and 1994........................................................  22
    Consolidated Balance Sheets as of December 31, 1996 and 1995...........  23
    Consolidated Statements of Cash Flows for the Years Ended December 31,
     1996, 1995, and 1994..................................................  24
    Consolidated Statements of Stockholders' Equity for the Years Ended
     December 31, 1996, 1995, and 1994.....................................  25
    Notes to Consolidated Financial Statements.............................  26

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of ARCO Chemical Company

  We have audited the consolidated financial statements of ARCO Chemical Company and Subsidiaries listed in the index on page 20 of this Form 10-K. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ARCO Chemical Company and Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

                                          Coopers & Lybrand L.L.P.

2400 Eleven Penn Center
Philadelphia, Pennsylvania
February 12, 1997

                             ARCO CHEMICAL COMPANY

                       CONSOLIDATED STATEMENTS OF INCOME
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                  (MILLIONS OF DOLLARS, EXCEPT PER SHARE DATA)

                                                         1996    1995    1994
                                                        ------  ------  ------
Sales and other operating revenues:
  Unrelated parties.................................... $3,775  $4,085  $3,267
  Related parties......................................    180     197     156
                                                        ------  ------  ------
  Total revenues.......................................  3,955   4,282   3,423
Costs and other operating expenses (includes costs of
 $132 in 1996, $134 in 1995, and $85 in 1994, of
 related parties sales)................................  3,067   3,102   2,586
                                                        ------  ------  ------
  Gross profit.........................................    888   1,180     837
Selling, general and administrative expenses...........    267     278     256
Research and development...............................     81      79      76
Restructuring costs....................................     --      --      30
                                                        ------  ------  ------
  Operating income.....................................    540     823     475
Interest expense.......................................    (86)    (89)    (85)
Other income (expense), net............................     33      22      26
                                                        ------  ------  ------
  Income before income taxes...........................    487     756     416
Provision for income taxes.............................    139     248     147
                                                        ------  ------  ------
  Net income........................................... $  348  $  508  $  269
                                                        ======  ======  ======
Earnings per common share.............................. $ 3.60  $ 5.28  $ 2.80
                                                        ======  ======  ======

                            See accompanying notes.

                             ARCO CHEMICAL COMPANY

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995

                             (MILLIONS OF DOLLARS)

                                     ASSETS

                                                                  1996    1995
                                                                 ------  ------
Current assets:
  Cash and cash equivalents....................................  $   70  $  235
  Short-term investments.......................................      --      25
  Accounts receivable..........................................     623     630
  Accounts receivable--related parties.........................       6       1
  Inventories..................................................     536     472
  Prepaid expenses and other current assets....................      37      19
                                                                 ------  ------
  Total current assets.........................................   1,272   1,382
Investments and long-term receivables..........................      71      90
Property, plant and equipment, net.............................   2,622   2,293
Deferred charges and other assets (net of accumulated amortiza-
 tion of $312 in 1996 and $285 in 1995)........................     429     370
                                                                 ------  ------
  Total assets.................................................  $4,394  $4,135
                                                                 ======  ======
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable................................................  $  150  $   --
  Long-term debt due within one year...........................      25      25
  Accounts payable.............................................     330     228
  Accounts payable--related parties............................      19      25
  Taxes payable................................................      19      94
  Other accrued liabilities....................................     229     217
                                                                 ------  ------
  Total current liabilities....................................     772     589
                                                                 ------  ------
Long-term debt.................................................     844     887
Other liabilities and deferred credits.........................     171     158
Deferred income taxes..........................................     408     409
Minority interest..............................................     185     123
Stockholders' equity:
  Common stock, $1 par value; authorized 250,000,000 shares;
   99,550,001 issued; outstanding 96,759,317 (1996), 96,488,880
   (1995)......................................................     100     100
  Additional paid-in capital...................................     875     869
  Retained earnings............................................   1,062     985
  Foreign currency translation.................................      64     110
  Treasury stock, at cost (shares: 2,790,684, 1996; 3,061,121,
   1995).......................................................     (87)    (95)
                                                                 ------  ------
  Total stockholders' equity...................................   2,014   1,969
                                                                 ------  ------
  Total liabilities and stockholders' equity...................  $4,394  $4,135
                                                                 ======  ======

                            See accompanying notes.

                             ARCO CHEMICAL COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                             (MILLIONS OF DOLLARS)

                                                           1996   1995   1994
                                                           -----  -----  -----
Cash flows from operating activities
  Net income.............................................. $ 348  $ 508  $ 269
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Depreciation and amortization.........................   222    233    235
    Deferred income taxes.................................    50     15     27
    Restructuring costs...................................    --     --     30
    Provision for environmental liabilities...............     4     12     13
    Equity in net loss (income) of affiliate..............     1    (14)    (2)
    Dividends received from affiliate.....................    12     17     --
    Changes in working capital accounts...................   (37)   (76)    36
    Other.................................................   (38)   (18)   (43)
                                                           -----  -----  -----
  Net cash provided by operating activities...............   562    677    565
                                                           -----  -----  -----
Cash flows from investment activities
  Purchase of business....................................  (568)    --     --
  Capital expenditures....................................  (244)  (195)  (186)
  Proceeds from asset sales...............................   179      6     22
  Increase in deferred charges............................   (10)   (82)    (9)
  Net proceeds from (purchases of) short-term investments.    25    (25)    --
  Other...................................................    29     (5)    (3)
                                                           -----  -----  -----
  Net cash used in investment activities..................  (589)  (301)  (176)
                                                           -----  -----  -----
Cash flows from financing activities
  Dividends paid..........................................  (271)  (255)  (240)
  Net proceeds from (repayment of) notes payable .........   149    (24)   (33)
  Repayment of long-term debt.............................   (24)   (23)   (18)
  Other...................................................    13     17      3
                                                           -----  -----  -----
  Net cash used in financing activities...................  (133)  (285)  (288)
                                                           -----  -----  -----
Effect of exchange rate changes on cash...................    (5)    --      1
                                                           -----  -----  -----
Net (decrease) increase in cash and cash equivalents......  (165)    91    102
Cash and cash equivalents at beginning of year............   235    144     42
                                                           -----  -----  -----
Cash and cash equivalents at end of year.................. $  70  $ 235  $ 144
                                                           =====  =====  =====

                            See accompanying notes.

                             ARCO CHEMICAL COMPANY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                  (MILLIONS OF DOLLARS, EXCEPT PER SHARE DATA)

                                                ADDITIONAL            FOREIGN
                                 COMMON STOCK    PAID-IN   RETAINED  CURRENCY
                                ISSUED TREASURY  CAPITAL   EARNINGS TRANSLATION
                                ------ -------- ---------- -------- -----------
Balance December 31, 1993
 (99,550,001 shares issued;
 3,551,300 treasury shares)....  $100   $(110)     $864     $  703     $ 19
  Net income...................    --      --        --        269       --
  Cash dividends ($2.50 per
   share)......................    --      --        --       (240)      --
  Foreign currency translation.    --      --        --         --       51
  Reissuance of 86,500 treasury
   shares upon exercise of
   stock options...............    --       3        --         --       --
                                 ----   -----      ----     ------     ----
Balance December 31, 1994
 (99,550,001 shares issued;
 3,464,800 treasury shares)....   100    (107)      864        732       70
  Net income...................    --      --        --        508       --
  Cash dividends ($2.65 per
   share)......................    --      --        --       (255)      --
  Foreign currency translation.    --      --        --         --       40
  Reissuance of 403,679 trea-
   sury shares in connection
   with purchases by employee
   benefit plan and upon
   exercise of stock options...    --      12         5         --       --
                                 ----   -----      ----     ------     ----
Balance December 31, 1995
 (99,550,001 shares issued;
 3,061,121 treasury shares)....   100     (95)      869        985      110
  Net income...................    --      --        --        348       --
  Cash dividends ($2.80 per
   share)......................    --      --        --       (271)      --
  Foreign currency translation.    --      --        --         --      (46)
  Reissuance of 342,882 trea-
   sury shares in connection
   with purchases by employee
   benefit plan and upon exer-
   cise of stock options.......    --      11         6         --       --
  Repurchase of 72,445 shares
   from former employees.......    --      (3)       --         --       --
                                 ----   -----      ----     ------     ----
Balance December 31, 1996
 (99,550,001 shares issued;
 2,790,684 treasury shares)....  $100   $ (87)     $875     $1,062     $ 64
                                 ====   =====      ====     ======     ====


                            See accompanying notes.

                             ARCO CHEMICAL COMPANY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.FORMATION OF THE COMPANY

  On June 9, 1987, Atlantic Richfield Company (ARCO) transferred substantially all the assets and liabilities of the oxygenates and polystyrenics businesses of the then ARCO Chemical Division to ARCO Chemical Company (the Company) in exchange for 80,000,001 shares of common stock. On October 5, 1987, the Company completed an initial public offering of 19,550,000 shares of common stock. ARCO's 80,000,001 shares represented approximately 82.7 percent of the outstanding shares of common stock at December 31, 1996.

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation--The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries and partnerships. Investments in affiliates (20 percent to 50 percent owned) are accounted for under the equity method. All significant intercompany transactions have been eliminated in consolidation. Certain amounts in 1995 and 1994 have been reclassified for comparative purposes.

  Use of Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. See
Note 11.

  Cash Equivalents; Short-Term Investments--Cash equivalents consist of highly liquid investments, such as time deposits, certificates of deposit and marketable securities other than equity securities, maturing within three months from the date of purchase. Short-term investments consist of similar investments maturing in more than three months from the date of purchase. Cash equivalents and short-term investments are carried at cost, which approximates market.

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

  Stock-Based Compensation--Employee stock options are accounted for under the intrinsic-value-based method prescribed by Accounting Principles Board Opinion
(APB) No. 25, "Accounting for Stock Issued to Employees". See Note 14.

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

  The purchase, exchange, and processing agreements are principally for methanol, benzene, ethylene, propylene, and MTBE. Other purchases from ARCO and Lyondell principally include normal butane, isobutane, isobutylene, nonenes and tetramers, natural gas and certain butanediol feedstocks. Product sales include sales by the Company to ARCO and Lyondell of MTBE and propane. The Company has entered into long-term sales agreements with ARCO providing for delivery of fixed quantities of MTBE. The operational services agreements are for various plant services performed by ARCO and Lyondell. The administrative services agreement provides that beginning October 1, 1987, ARCO provides the Company with certain leased office space, insurance and other financial, internal audit, legal, aviation and administrative services, and the Company provides ARCO with various technical and legal services. These agreements have various durations, ranging from monthly renewals to a term extending to 2017.

  An analysis of the aggregate transactions for the years ended December 31, 1996, 1995, and 1994 is as follows:

                                                                  1996 1995 1994
                                                                  ---- ---- ----
                                                                   (MILLIONS OF
                                                                     DOLLARS)
   Purchases..................................................... $274 $344 $332
   Product sales.................................................  180  197  156
   Processing fees and operational services......................   10   11   16
   Administrative services:
     For ARCO....................................................    1    1    1
     By ARCO.....................................................   30   32   34

  Outstanding balances under these agreements at December 31, 1996 and 1995, are included in "Accounts receivable--related parties" and "Accounts payable-- related parties."

4. GEOGRAPHIC INFORMATION

  The Company is an international manufacturer of intermediate chemicals and specialty chemical products which it principally markets to other industrial concerns. The Company operates in one industry segment. The geographic distribution of the Company's markets and assets is indicated by the table below.

                                                       1996     1995     1994
                                                       ----     ----     ----
                                                       (MILLIONS OF DOLLARS)
  Total revenues (by destination)
    United States.................................... $ 2,112  $ 2,181  $ 1,911
    Europe...........................................   1,058    1,178      868
    Other foreign....................................     785      923      644
                                                      -------  -------  -------
      Total.......................................... $ 3,955  $ 4,282  $ 3,423
                                                      =======  =======  =======
  Total revenues (by origin)
    United States.................................... $ 2,363  $ 2,505   $2,213
    Europe...........................................   1,236    1,465      909
    Other foreign....................................     356      312      301
                                                      -------  -------  -------
      Total.......................................... $ 3,955  $ 4,282   $3,423
                                                      =======  =======  =======
  Pretax earnings
    United States.................................... $   480  $   748  $   494
    Europe...........................................      96       76        3
    Other foreign....................................      (3)      21        4
    Interest expense.................................     (86)     (89)     (85)
                                                      -------  -------  -------
      Total.......................................... $   487  $   756  $   416
                                                      =======  =======  =======
  Total assets
    United States.................................... $ 2,985  $ 2,610   $2,462
    Europe...........................................   1,393    1,530    1,298
    Other foreign....................................     289      315      283
    Eliminations.....................................    (273)    (320)    (306)
                                                      -------  -------  -------
      Total.......................................... $ 4,394  $ 4,135   $3,737
                                                      =======  =======  =======
  United States export sales
    Asia Pacific..................................... $   189  $   294  $   206
    Canada and Latin America.........................     127      115      114
    Europe and other foreign.........................       5       11        9
                                                      -------  -------  -------
      Total.......................................... $   321  $   420  $   329
                                                      =======  =======  =======

  Intercompany sales are made at prices approximating current market values. The amounts of intercompany sales that are eliminated from total revenues are as follows:

                                                          1996    1995    1994
                                                         ------- ------- -------
                                                          (MILLIONS OF DOLLARS)
   United States........................................ $   280    $373 $   218
   Europe...............................................     117      32      34
   Other foreign........................................       1       1       1
                                                         ------- ------- -------
     Total.............................................. $   398    $406 $   253
                                                         ======= ======= =======

  Included in pretax earnings are royalty charges made to foreign operations for the use of Company technology. Eliminations principally include intercompany receivables.

5.INVENTORIES

  Inventories are stated at the lower of cost or market. In 1996, approximately 94 percent of inventories, excluding materials and supplies, were determined by the last-in, first-out (LIFO) method. Materials and supplies and other non-LIFO inventories are valued using either the first-in, first-out (FIFO) or the average cost methods.

  Inventories at December 31, 1996 and 1995, comprised the following categories:

                                                              1996       1995
                                                           ---------- ----------
                                                           (MILLIONS OF DOLLARS)
   Finished goods......................................... $      392       $338
   Work-in-process........................................         38         38
   Raw materials..........................................         62         51
   Materials and supplies.................................         44         45
                                                           ---------- ----------
     Total................................................ $      536       $472
                                                           ---------- ----------
                                                           ========== ==========

  If the FIFO inventory valuation method had been used exclusively, inventories would have been higher than the book value of such inventories by approximately $17 million and $9 million at December 31, 1996 and 1995, respectively.

6.PROPERTY, PLANT AND EQUIPMENT, NET

  Property, plant and equipment, at cost, and related accumulated depreciation at December 31, 1996 and 1995, were as follows:

                                                                   1996   1995
                                                                  ------ ------
                                                                  (MILLIONS OF
                                                                    DOLLARS)
   Land.......................................................... $   23 $   18
   Buildings and equipment.......................................  3,941  3,670
   Construction in progress......................................    188    124
                                                                  ------ ------
                                                                   4,152  3,812
   Less: Accumulated depreciation................................  1,530  1,519
                                                                  ------ ------
     Total....................................................... $2,622 $2,293
                                                                  ====== ======

  Depreciation expense for the years ended December 31, 1996, 1995 and 1994 was $184 million, $192 million, and $193 million, respectively. Expenses for maintenance and repairs, including costs associated with plant maintenance turnarounds, for the years ended December 31, 1996, 1995, and 1994 were $113 million, $97 million, and $105 million, respectively.

7.BANK CREDIT FACILITIES

  In April 1996, the Company executed an amendment of the existing credit agreement extending the term to 2001. The existing credit agreement, as amended, allows the Company to borrow a total amount of up to $300 million and has a restrictive financial covenant which requires that the Company maintain a minimum net worth, as defined, of $1 billion. At December 31, 1996, the Company had no outstanding borrowings against the credit agreement.

  Notes payable at December 31, 1996 consisted primarily of short-term bank borrowings and commercial paper issued to a variety of financial investors and institutions at various interest rates and maturities of up to 270 days. The weighted average effective interest rate for these borrowings at December 31, 1996 was 5.6 percent. As a condition of the sale of commercial paper, the Company is required to maintain a back-up credit facility at least equal to the amount of the outstanding commercial paper. The Company uses the credit agreement for this purpose.

8.OTHER ACCRUED LIABILITIES

  Other accrued liabilities at December 31, 1996 and 1995, were as follows:

                                                                       1996 1995
                                                                       ---- ----
                                                                       (MILLIONS
                                                                          OF
                                                                       DOLLARS)
   Payroll and benefits............................................... $ 81 $ 79
   Contractual obligations............................................   30   26
   Interest...........................................................   18   20
   Restructuring costs................................................   --    6
   Other..............................................................  100   86
                                                                       ---- ----
     Total............................................................ $229 $217
                                                                       ==== ====

9.TAXES

  The components of the provision for income taxes for the years ended December 31, 1996, 1995, and 1994 were as follows:

                                                        1996     1995    1994
                                                       -------  ------- -------
                                                        (MILLIONS OF DOLLARS)
   Federal:
     Current.......................................... $    73  $   202    $123
     Deferred.........................................      17        6      21
                                                       -------  ------- -------
       Total..........................................      90      208     144
                                                       -------  ------- -------
   Foreign:
     Current..........................................      15       21      (6)
     Deferred.........................................      34        9      12
                                                       -------  ------- -------
       Total..........................................      49       30       6
                                                       -------  ------- -------
   State:
     Current..........................................       1       10       3
     Deferred.........................................      (1)      --      (6)
                                                       -------  ------- -------
       Total..........................................      --       10      (3)
                                                       -------  ------- -------
                                                       $   139     $248    $147
                                                       =======  ======= =======

  Deferred tax liabilities and assets are comprised of the following at December 31, 1996 and 1995:

                                                     1996       1995
                                                   -------   --------
                                                  (MILLIONS OF DOLLARS)
   Deferred tax liabilities:

     Depreciation and amortization...............    $457       $435
     Other.......................................      30         47
                                                     ----       ----
      Gross deferred tax liabilities.............     487        482
                                                     ----       ----
   Deferred tax assets:

     Loss carryforwards..........................     162        167
     Tax basis in excess of book.................      10         31
     Provisions for benefit plans and estimated
      expenses...................................      76         74
                                                     ----       ----
      Gross deferred tax assets..................     248        272
                                                     ----       ----
      Deferred tax asset valuation allowance.....     140        138
                                                     ----       ----
   Net deferred tax liability.                       $379       $348
                                                     ====       ====

During 1996, the valuation allowance was increased for certain foreign tax loss carryforwards and reduced with respect to federal capital loss carryforwards. The valuation allowance was $101 million at December 31, 1994.

  A reconciliation of the federal statutory rate to the effective tax rate for the years ended December 31, 1996, 1995, and 1994 is as follows:

                                                   PERCENT OF PRETAX INCOME
                                                  ----------------------------
                                                    1996      1995      1994
                                                  --------  --------  --------
   Federal statutory rate........................     35.0      35.0      35.0
     Increase (reduction) in taxes resulting
      from:
       State income taxes (net of federal ef-
        fect)....................................       --       0.9      (0.5)
       Utilization of capital loss carryforward..     (3.0)       --        --
       Foreign tax credits pursuant to tax shar-
        ing agreement............................     (1.6)       --        --
       Other.....................................     (1.9)     (3.1)      0.8
                                                  --------  --------  --------
   Effective tax rate............................     28.5      32.8      35.3
                                                  ========  ========  ========

  At December 31, 1996, the Company had federal capital loss carryforwards of $36 million, foreign tax loss carryforwards of $383 million, and state tax loss carryforwards of $114 million. These carryforwards begin expiring in 1997. Existing foreign tax credits are sufficient to offset any tax on undistributed earnings of foreign subsidiaries.

10.LONG-TERM DEBT

  Long-term debt at December 31, 1996 and 1995, comprised the following:

                                                                      1996 1995
                                                                      ---- ----
                                                                      (MILLIONS
                                                                         OF
                                                                      DOLLARS)
   9.9% debentures due in 2000........................................$200 $200
   9.375% debentures due in 2005.....................................  100  100
   10.25% debentures due in 2010.....................................  100  100
   9.8% debentures due in 2020.......................................  224  224
   Dutch bank loans..................................................  173  187
   French bank loans.................................................   55   76
   Other.............................................................   17   25
                                                                      ---- ----
     Total...........................................................  869  912
   Debt due within one year..........................................   25   25
                                                                      ---- ----
     Long-term debt.................................................. $844 $887
                                                                      ==== ====

  The Dutch bank loans, entered into by the Company's wholly owned subsidiary, ARCO Chemie Nederland, Ltd. (ACNL), consisted of two borrowings, both due in 1997. In February 1997, the Company executed an agreement to refinance the Dutch bank loans on a long-term basis. As part of the agreement, one loan, due in 2002, will replace the two borrowings due in 1997. Accordingly, the Dutch bank loans were classified as long-term debt at December 31, 1996. At December 31, 1996, ACNL had outstanding interest rate swaps on both of its bank loans, totalling 300 million Dutch guilders, or approximately $173 million. The swaps mature in 1997. The swaps effectively changed both loans' floating rates, which were based on the Amsterdam Interbank Offer Rate ("AIBOR"), to fixed rates of 5.7 percent and 6.7 percent. See Note 19.

  The French bank loans, entered into by the Company's wholly owned affiliate, ARCO Chimie France, SNC, mature at various dates through 2006. The weighted average effective interest rate for these borrowings was approximately 7.3 percent and 7.4 percent in 1996 and 1995, respectively.

  Aggregate maturities of all long-term debt during the next five years are $25 million in 1997, $25 million in 1998, $18 million in 1999, $201 million in 2000, $1 million in 2001, and $599 million thereafter.

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

  To assure itself of reliable, long-term supplies of utilities at favorable rates for its Rotterdam plant, the Company entered into a 15-year utility cogeneration joint venture as a limited partner. The joint venture operates a cogeneration plant, primarily funded through nonrecourse debt. The Company is obligated to take or pay for minimum quantities of steam and electricity in support of the joint venture's financing arrangement. The Company pays for actual quantities of steam and electricity taken based on the joint venture's actual cost plus a specified return on the partners' investment. The Company also has a long-term purchase agreement for ethylene which requires the Company to take or pay for 143 million pounds annually at prevailing market prices for a remaining term of four years. Purchases under the cogeneration and the ethylene agreements during 1996, 1995 and 1994 were $43 million, $50 million and $30 million, respectively.

  The Company has commitments, including those related to capital expenditures, all made in the normal course of business. At December 31, 1996, there were commitments associated with various capital projects which were not significant either individually or in the aggregate.

CONTINGENCIES

  The Company and its subsidiaries are involved in a number of lawsuits, claims and assessments, all of which have arisen in the ordinary course of the Company's business. The Company is unable to predict the outcome of these matters, but does not believe, based upon currently available facts, that the ultimate resolution of such matters will have a material adverse effect on the consolidated financial statements of the Company.

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

  At December 31, 1996, the Company's environmental reserve totaled $53 million, which reflected the Company's latest assessment of potential future remediation costs associated with existing sites. A significant portion of the reserve is related to the Beaver Valley plant site, located in Monaca, Pennsylvania. The reserve gives recognition to a work plan, between the Company and the Pennsylvania Department of Environmental Protection (PADEP), for testing, risk assessment, remedial process design and remediation of conditions at the Beaver Valley plant. The reserve also reflects an agreement between the Company and another responsible party whereby that party has agreed to pay for approximately 50 percent of the costs associated with the Beaver Valley plant work plan. The Company sold the Beaver Valley plant assets to NOVA Chemicals Inc. (NOVA) as of September 30, 1996, see Note 21, but currently retains ownership of the land at the Beaver Valley plant site, substantial portions of which are being leased to NOVA. The Company has retained responsibility for certain remediation of the land at the Beaver Valley plant site under the work plan and for certain additional remediation that may be required by PADEP pursuant to the Pennsylvania Land Recycling and Environmental Remediation Standards Act.

  The remainder of the reserve is related to four other plant sites and one federal Superfund site for amounts ranging from $2 million to $16 million per site. The Company is involved in administrative proceedings or lawsuits relating to eight other Superfund sites. However, the Company estimates, based on currently available information, that potential loss contingencies associated with these sites, individually and in the aggregate, are not significant. Substantially all amounts reserved are expected to be paid out over the next five to ten years.

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

  The Company and the other principal responsible party (PRP) at the Beaver Valley site have reached an agreement with the U.S. government whereby the government will pay 28.5 percent of the costs incurred by the Company and the PRP for remediation of substantial portions of the Beaver Valley site. The Company has neither recorded an asset nor reduced any liability as of December 31, 1996 as a result of this agreement.

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

12.RETIREMENT PLANS

  Substantially all employees are covered by various pension plans. The ARCO Chemical Retirement Plan (ACRP), a defined benefit plan, provides pension benefits to all of the Company's employees in the United States and certain employees in foreign countries. In addition to the ACRP, the Company also maintains defined benefit pension plans for former hourly employees at the Beaver Valley plant in Monaca, Pennsylvania, as well as several plans covering certain employees throughout its European and Asia Pacific operations.

  Retirement benefits under the ACRP are based on years of participation service and the employee's compensation primarily during the last three years of service. Retirement benefits for the Beaver Valley Hourly Retirement Plan are primarily based on years of service and on the employee's career average earnings and, accordingly, the final liability was determined as of September 30, 1996, the date of sale of the plastics business to NOVA. European and Asia Pacific plans vary by country, but are primarily based on years of service and compensation during the last year of service. The funding policy for these plans consists of annual contributions as required by applicable regulations. The Company charges pension costs as accrued, based on an actuarial valuation, and funds the plans through contributions to separate trust funds that are kept apart from Company funds.

  The following tables set forth the plans' funded status and amounts recognized in the Company's balance sheets at December 31, 1996 and 1995:

                                                                1996
                                                     ---------------------------
                                                     ASSETS EXCEED  ACCUMULATED
                                                      ACCUMULATED    BENEFITS
                                                       BENEFITS    EXCEED ASSETS
                                                     ------------- -------------
                                                        (MILLIONS OF DOLLARS)
   Actuarial present value of benefit obligations:
     Vested benefit obligation.....................      $161          $ 18
                                                         ====          ====
     Accumulated benefit obligation................      $182          $ 19
                                                         ====          ====
     Projected benefit obligation..................      $246          $ 34
   Plan assets at fair value, primarily stocks and
    bonds..........................................       311            --
                                                         ----          ----
   Projected benefit obligation less than (in
    excess of) plan assets.........................        65           (34)
   Unrecognized net (gain) loss....................        (6)           14
   Prior service cost not yet recognized in
    net periodic pension cost......................         5             2
   Unrecognized net liability at January 1, 1996...         3            --
   Adjustment required to recognize minimum liabil-
    ity............................................        --            (2)
                                                         ----          ----
   Prepaid pension cost (liability) recognized in
    the balance sheet..............................
                                                         $ 67          $(20)
                                                         ====          ====

                                                                1995
                                                     ---------------------------
                                                     ASSETS EXCEED  ACCUMULATED
                                                      ACCUMULATED    BENEFITS
                                                       BENEFITS    EXCEED ASSETS
                                                     ------------- -------------
                                                        (MILLIONS OF DOLLARS)
   Actuarial present value of benefit obligations:
     Vested benefit obligation.....................      $171          $ 20
                                                         ====          ====
     Accumulated benefit obligation................      $194          $ 20
                                                         ====          ====
     Projected benefit obligation..................      $261          $ 32
   Plan assets at fair value, primarily stocks and
    bonds..........................................       258            --
                                                         ----          ----
   Projected benefit obligation in excess of plan
    assets.........................................        (3)          (32)
   Unrecognized net loss...........................        32            15
   Prior service cost not yet recognized in
    net periodic pension cost......................         6             2
   Unrecognized net liability at January 1, 1995...         4            --
   Adjustment required to recognize minimum liabil-
    ity............................................        --            (6)
                                                         ----          ----
   Prepaid pension cost (liability) recognized in
    the balance sheet..............................      $ 39          $(21)
                                                         ====          ====

  The above tables for plans with assets exceeding accumulated benefits include foreign pension plans. These foreign plans constituted approximately 27 percent and 21 percent of the projected benefit obligation and 23 percent and 24 percent of the plan assets in the table at December 31, 1996 and 1995, respectively. The plans for which accumulated benefits exceed assets represent supplemental retirement benefits for executives and expatriated employees.

  Components of net pension cost related to Company-sponsored plans for the years ended December 31, 1996, 1995, and 1994 were as follows:

                                                       1996     1995     1994
                                                      -------  -------  -------
                                                       (MILLIONS OF DOLLARS)
   Service cost...................................... $    16  $    13  $    15
   Interest cost.....................................      19       19       15
   Actual return on plan assets......................     (42)     (44)       1
   Net amortization and deferral.....................      18       25      (18)
                                                      -------  -------  -------
     Net periodic pension cost....................... $    11  $    13  $    13
                                                      =======  =======  =======

In addition to the pension cost above, in 1994 the Company recorded additional pension expense of $13 million pretax in connection with work force reductions resulting from the corporate restructuring program.

  Foreign pension plans comprised $3 million, $3 million and $5 million of net periodic pension cost for the years 1996, 1995 and 1994, respectively.

  The assumptions used as of December 31, 1996, 1995, and 1994 in determining the domestic net pension cost and net pension liability were as follows:

                                                          1996    1995    1994
                                                          -----   -----   -----
   Discount rate.........................................  7.25%    7.0%   8.25%
   Rate of salary progression............................  5.0      5.0    5.0
   Long-term rate of return on assets.................... 10.25    10.25  10.25

  The assumptions used in determining the net pension cost and pension liability for foreign pension plans were based on the economic environment of each applicable country. The range of assumptions used as of December 31, 1996 was as follows: discount rates, 6.5 to 8.05 percent; rate of salary progression, 4.0 to 6.5 percent; long-term rate of return on assets, 7.0 to
9.0 percent.

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

  The following reconciles the unfunded accumulated obligation to the Company's balance sheet as of December 31, 1996 and 1995:

                                                           1996         1995
                                                        ----------   ----------
                                                        (MILLIONS OF DOLLARS)
Accumulated postretirement benefit obligation (APBO):
  Retirees............................................         $17   $       20
  Fully eligible active plan participants.............           6            8
  Other active plan participants......................          26           31
                                                        ----------   ----------
    Total APBO........................................          49           59
  Unrecognized net gain (loss)........................          12           (1)
  Unrecognized prior service cost.....................          (5)          --
                                                        ----------   ----------
Accrued postretirement benefit liability..............         $56   $       58
                                                        ==========   ==========

  Net periodic postretirement benefit cost for the years ended December 31, 1996, 1995 and 1994 included the following components:

                                                                  1996 1995 1994
                                                                  ---- ---- ----
                                                                   (MILLIONS OF
                                                                     DOLLARS)
   Service cost..................................................  $2   $2   $4
   Interest cost.................................................   3    3    4
                                                                  ---  ---  ---
   Net periodic postretirement benefit cost......................  $5   $5   $8
                                                                  ===  ===  ===

  The medical cost trend inflation rate assumption was changed during 1995, based on cumulative experience, from 10 percent to 9 percent annually for the period 1993 to 1996, from 8 percent to 7 percent annually for the period 1997 to 2001, and from 6 percent to 5 percent annually thereafter. Increasing the health care cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1996 by $7 million and increase net periodic postretirement benefit cost for 1996 by $1 million. The discount rate used was 7.25 percent.

14.STOCK OPTION AND EMPLOYEE BENEFIT PLANS

  In November 1989, the Board of Directors adopted the 1990 Long-Term Incentive Plan (the 1990 Plan). The 1990 Plan, which became effective January 1, 1990, provided, among other things, for the granting to officers and other key management employees of nonqualified stock options for the purchase of up to two million shares of the Company's common stock. During 1996, the Board of Directors authorized an additional 200,000 shares of common stock for granting under the 1990 Plan. The option price per share is fixed by the Long-Term Incentive Plan Administration Subcommittee (the subcommittee) of the Board of Directors, which administers the 1990 Plan, but may not be less than the fair market value of the Company's common stock on the date the option is granted. The maximum option period is ten years. Options granted before January 1, 1996 may be exercised after one year of continuous service with ARCO, the Company, or any of their subsidiaries immediately following the date of the grant. Options granted after January 1, 1996 may be exercised after four years of continuous service. The subcommittee may, at its discretion, establish a longer waiting period.

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

  Dividend share credits accrue on options granted under both the 1990 Plan and the 1987 Plan. Dividend share credits are allocated to officers and other key management employees holding stock options (optionees) whenever dividends are declared on shares of common stock. Upon the exercise, expiration or surrender of an option, an optionee may receive a cash payment in respect of the dividend share credits attributable to such option provided that certain performance-based conditions are satisfied.

  The following table summarizes the activity relating to the Company's stock option plans:

                                                                        WEIGHTED
                                                                        AVERAGE
                                                                        EXERCISE
                                                                         PRICE
                                                                        --------
   Balance, January 1, 1994................................. 1,280,806   $37.23
     Granted................................................   250,000    48.56
     Exercised..............................................   (86,500)   35.02
     Forfeited..............................................    (1,200)   48.56
                                                             ---------
   Balance, December 31, 1994............................... 1,443,106    39.31
     Granted................................................   339,200    42.44
     Exercised..............................................  (100,133)   34.87
     Forfeited..............................................      (800)   42.44
                                                             ---------
   Balance, December 31, 1995............................... 1,681,373    40.21
     Granted................................................   292,800    50.63
     Exercised..............................................   (61,627)   34.83
     Forfeited..............................................       --       --
                                                             ---------
   Balance, December 31, 1996............................... 1,912,546    41.97
                                                             =========

The Company issues treasury shares upon exercise of stock options.

  A summary of the Company's stock options as of December 31, 1996 and 1995 was as follows:

                                                                1996      1995
                                                             ---------  --------
   Shares available for option..............................   181,110   273,910
   Options exercisable...................................... 1,619,746 1,342,973
   Weighted average exercise price of options exercisable...    $40.41    $39.64
   Fair value per share of options granted during the year..    $23.90    $22.60

  At December 31, 1996, exercise prices for options outstanding ranged from $32 to $50.63 and the weighted average remaining option period was 6 years.

  The Company applies APB No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized in connection with stock option grants under the plans. The pro forma impact to both net income and earnings per share from calculating compensation expense consistent with SFAS No. 123, "Accounting for Stock-Based Compensation", was immaterial for the years ended December 31, 1996 and 1995.

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

  In connection with the sale of the plastics business on September 30, 1996, the Company implemented a stock repurchase program for up to 320,000 shares of the Company's common stock held in certain employee benefit plans by former employees associated with the plastics business. The Company repurchased 72,445 shares through December 31, 1996.

15.EARNINGS PER COMMON SHARE

  Earnings per common share are computed based on the weighted average number of shares outstanding during the year. For 1996, 1995 and 1994, the weighted average number of shares was 96,660,715, 96,294,810 and 96,059,348 shares, respectively. The effect of stock options issued under the 1987 Executive Long-Term Incentive Plan and the 1990 Long-Term Incentive Plan (see Note 14) on the computation of primary and fully diluted earnings per common share was not material.

16.SUPPLEMENTAL CASH FLOW INFORMATION

  Following is supplemental cash flow information provided for the years ended December 31, 1996, 1995, and 1994:

                                                     1996     1995     1994
                                                    ------- --------  -------
                                                    (MILLIONS OF DOLLARS)
   Changes in working capital-increase (decrease)
    to cash:
     Accounts receivable........................... $   (9) $    (43) $  (88)
     Inventories...................................    (50)      (64)     28
     Prepaid expense and other current assets......     (3)       (4)      7
     Accounts payable..............................     98        (5)     34
     Taxes payable.................................    (77)       28      38
     Other accrued liabilities.....................      4        12      17
                                                    ------  --------  ------
     Changes in working capital accounts........... $  (37) $    (76) $   36
                                                    ======  ========  ======

  The above changes exclude the effects of a business purchase (see Note 20), a sale of assets (see Note 21), and foreign exchange rate changes.

   Short-term investments:
     Gross proceeds from maturities................ $  139  $     30  $   --
     Gross purchases...............................   (114)      (55)     --
                                                    ------  --------  ------
     Net proceeds (purchases)...................... $   25  $    (25) $   --
                                                    ======  ========  ======
   Notes payable:
     Gross proceeds from issuances................. $  382  $  1,484  $  724
     Gross repayments..............................   (233)   (1,508)   (757)
                                                    ------  --------  ------
     Net proceeds (repayments)..................... $  149  $    (24) $  (33)
                                                    ======  ========  ======
   Cash paid during the year for:
     Interest (net of amount capitalized).......... $   83  $     87  $   82
     Income taxes..................................    165       213      93

17.LEASE COMMITMENTS

  The Company leases various facilities and equipment under noncancelable lease arrangements for varying periods. At December 31, 1996, future minimum lease payments for all noncancelable operating leases with lease terms in excess of one year were as follows:

                                                                      (MILLIONS
                                                                     OF DOLLARS)
      1997..........................................................    $ 53
      1998..........................................................      42
      1999..........................................................      29
      2000..........................................................      23
      2001..........................................................      20
      Later years...................................................     197
                                                                        ----
        Total minimum lease payments................................    $364
                                                                        ====

  Rental expense for the years ended December 31, 1996, 1995, and 1994 was $107 million, $100 million and $88 million, respectively.

18.FOREIGN CURRENCY TRANSACTIONS

  For the years ended December 31, 1996, 1995, and 1994, losses on foreign exchange transactions, including foreign currency derivative instruments, were $11 million, $13 million, and $2 million, respectively. See Note 19.

19.FINANCIAL INSTRUMENTS

  The Company does not hold or issue financial instruments for speculative trading purposes.

  Various types of foreign currency forward, option and swap contracts are used to minimize foreign exchange exposures. Foreign exchange exposures result from cash flows between U.S. and international operations and transactions denominated in currencies other than the local currency of an operating entity. Swap contracts are used predominantly to minimize intercompany debt exposures with maturities exceeding one year, while forward and option contracts are used for other types of foreign exchange exposures. During 1995, the Company announced plans to commence engineering studies for the construction of a new world scale PO/SM plant in Rotterdam, the Netherlands. In connection with this project, the Company anticipated that it would be making capital commitments denominated in a foreign currency for a period extending through 2000. During 1995, the Company entered into foreign currency forward and purchased option contracts to minimize the foreign exchange exposures associated with these anticipated commitments. The notional amounts of foreign currency contracts outstanding, principally involving European currencies, were $371 million at December 31, 1996, with various maturity dates ranging from 1997 to 2000. At December 31, 1995, the notional amounts of foreign currency contracts outstanding were $442 million.

  Interest rate swap contracts are used to minimize interest rate exposures on foreign bank loans due in 1997. The interest rate swap contracts mature in 1997.

  Gains and losses, realized and unrealized, on foreign currency forward contracts covering anticipatory cash flows are recognized currently as other income or expense in the results of operations. Gains and losses on foreign currency swaps are recognized currently in income to the extent of offsetting foreign exchange gains and losses on the underlying intercompany loans. Gains and losses on interest rate swap contracts are accrued for each annual period to yield an effective fixed rate of interest on the related debt. Net gains and losses associated with derivative contracts for 1996, 1995 and 1994 were not material. Gains on the purchased options related to the new PO/SM plant project are deferred and will be used in the measurement of the plant construction costs. There were no deferred hedging gains as of December 31, 1996.

  The carrying value and the estimated fair value of the Company's derivative instruments as of December 31, 1996 and 1995 are shown as assets (liabilities) in the table below. The carrying value of the purchased options represents the unamortized balance of the option premium.

                                                   1996             1995
                                              ---------------  ---------------
                                              CARRYING  FAIR   CARRYING  FAIR
                                               VALUE   VALUE    VALUE   VALUE
                                              -------- ------  -------- ------
                                                   (MILLIONS OF DOLLARS)
Nonderivatives:
  Short-term investments.....................   $ --   $   --    $ 25   $   25
  Investments and long-term receivables......     71       71      90       90
  Notes payable..............................    150      150      --       --
  Long-term debt (including current maturi-
   ties).....................................    869    1,001     912    1,095
Derivatives:
  Foreign currency forwards..................    (14)     (14)     (5)      (5)
  Foreign currency options...................      6        6       7        7
  Foreign currency swaps ....................     (4)      (4)     (6)      (6)
  Interest rate swaps........................     (1)      (3)     (1)      (5)

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

20.BUSINESS ACQUISITION

  On December 4, 1996, the Company purchased substantially all of the assets of Olin Corporation's (Olin) toluene diisocyanate (TDI) and aliphatic diisocyanate (ADI) businesses. The purchase included Olin's TDI and ADI production facilities in Lake Charles, Louisiana, and certain related assets, including trademarks, patents, and technology. Effective December 1, 1996, the Company has accounted for the acquired business under the purchase method of accounting and, accordingly, the results of operations of the acquired business are included in the Company's consolidated results of operations prospectively from that date. The acquisition cost of approximately

$571 million has been allocated to the assets acquired and liabilities assumed, including approximately $94 million of working capital, based on the fair value of such assets and liabilities at the date of acquisition. Based on preliminary appraisals, the fair value of the net assets acquired approximates the acquisition cost, and no goodwill has been recorded. Had the acquired business been accounted for under the purchase method as of January 1, 1995, consolidated results of operations for the years 1995 and 1996 would not have been materially affected.

21.ASSET SALE

  On September 30, 1996, the Company sold its plastics business to NOVA. The sale proceeds were approximately $160 million. As part of the transaction, the Company entered into a long-term sales agreement to supply NOVA with approximately the same amount of styrene monomer as had been consumed by the plastics business. The sale of the plastics business did not have a material effect on the Company's consolidated financial statements.

22.CORPORATE RESTRUCTURING PROGRAM

  In November 1994, the Company announced a worldwide corporate restructuring program to reorganize its workforce on a global basis. In connection with the restructuring, approximately 130 positions in the Company were eliminated. The Company accrued $30 million before tax in the fourth quarter of 1994, consisting primarily of personnel costs (pension enhancements, severance and other ancillary costs) associated with personnel reductions. Of the total accrued, approximately $15 million was primarily related to enhanced pension benefits, the majority of which will be paid from the assets of qualified pension plans. An additional $15 million was related to severance and other ancillary costs to be paid from Company funds. Through the end of 1995, the program was substantially completed. The accrual balance at December 31, 1995 was $6 million, which primarily consisted of severance payments that were deferred by employees and which were paid in 1996.

23.SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

                                MARCH       JUNE       SEPTEMBER     DECEMBER
                                 31          30            30           31
                              ----------- ----------- ------------- ------------
                              (MILLIONS OF DOLLARS, EXCEPT PER SHARE DATA)
     1996
     ----
Net sales.................... $       982 $       959       $1,035   $       979
Gross profit.................         252         216          235           185
Net income...................         106          81           97            64
Earnings per common share
 (1).........................        1.10         .84         1.00           .66
     1995
     ----
Net sales.................... $     1,141 $     1,149  $       999   $       993
Gross profit.................         297         327          270           286
Net income...................         126         150          117           115
Earnings per common share
 (1).........................        1.31        1.56         1.21          1.19

--------
(1) Earnings per common share calculations for each of the quarters are based on the weighted average number of shares outstanding for each period. The sum of the quarters may not necessarily be equal to the full year earnings per share amount.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None

                                   PART III

ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.EXECUTIVE COMPENSATION

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information regarding executive officers of the company is included in Part
I. For the other information called for by Items 10, 11, 12, and 13, reference is made to the Company's definitive proxy statement for its Annual Meeting of Stockholders, to be held on May 8, 1997, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1996, and which is incorporated herein by reference.

                                    PART IV

ITEM 14.EXHIBITS AND REPORTS ON FORM 8-K

(A) THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS REPORT:

 1. and 2.    Financial Statements: These documents are listed in the Index to Consolidated
              Financial Statements. See Item 8.
3. Exhibits:
     2.1      Asset Purchase Agreement, dated October 9, 1996, between ARCO Chemical Com-
              pany and Olin Corporation, filed as Exhibit 2.1 to the Company's Current Re-
              port on Form 8-K, dated December 17, 1996, and incorporated herein by refer-
              ence.
     2.2      Amendment No. 1, dated December 4, 1996, to the Asset Purchase Agreement be-
              tween ARCO Chemical Company and Olin Corporation, filed as Exhibit 2.2 to the
              Company's Current Report on Form 8-K, dated December 17, 1996, and incorpo-
              rated herein by reference.
     3.1      Certificate of Amendment and Restated Certificate of Incorporation of ARCO
              Chemical Company, filed as an Exhibit bearing the same number to the
              Company's Registration Statement on Form S-1 (No. 33-15930), filed on July
              28, 1987, and incorporated herein by reference.
     3.2      By-Laws of ARCO Chemical Company, filed as an Exhibit bearing the same number to the Company's Registration Statement on Form S-1 (No. 33-15930), filed on
              July 28, 1987, and incorporated herein by reference.
     4.1      Indenture, dated as of June 15, 1988, between ARCO Chemical Company and The
              Bank of New York as Trustee, filed as Exhibit 4.2 to the Company's Registra-
              tion Statement on Form S-3 (No. 33-23340), filed on July 27, 1988, and incor-
              porated herein by reference.
     4.2      Forms of Debt Securities issuable under the Indenture referred to in Exhibit
              4.1, filed as Exhibit 4.1 to the Company's Registration Statement on Form S-3
              (No. 33-23340), filed on July 27, 1988, and incorporated herein by reference.

 4.3  Form of Debt Security issuable under the Indenture referred to in Exhibit
      4.1, filed as Exhibit 4 to the Company's Current Report on Form 8-K dated
      January 30, 1990, and incorporated herein by reference.
 4.4  Forms of Debt Securities issuable under the Indenture referred to in Exhibit
      4.1, filed as Exhibits 4.1 and 4.2 to the Company's Current Report on Form 8-
      K dated October 31, 1990, and incorporated herein by reference.
 4.5  Form of Debt Security issuable under the Indenture referred to in Exhibit
      4.1, filed as Exhibit 4 to the Company's Current Report on Form 8-K dated De-
      cember 7, 1990, and incorporated herein by reference.
 4.6  Credit Agreement, dated as of November 19, 1993, between ARCO Chemical Com-
      pany and The First National Bank of Chicago, as Agent for the banks listed therein, filed as an Exhibit bearing the same number to the Company's Annual
      Report on Form 10-K for 1993, and incorporated herein by reference.
 4.7  Amendment No. 1 to the Credit Agreement, dated as of October 14, 1994, be-
      tween ARCO Chemical Company and The First National Bank of Chicago, as Agent
      for the banks listed therein, filed as an Exhibit bearing the same number to the Company's Annual Report on Form 10-K for 1994, and incorporated herein by reference.
 4.8  Amendment No. 2 to the Credit Agreement, dated as of April 3, 1996, between
      ARCO Chemical Company and The First National Bank of Chicago, as Agent for
      the banks listed therein.
 4.9  Instruments defining the rights of holders of long-term debt not registered under the Securities Exchange Act of 1934 (other than long-term debt issued pursuant to the Credit Agreement) are not filed because the total amount of securities authorized under any such instrument does not exceed 10 percent of the consolidated total assets of the company. The Company agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.
10.1  ARCO Chemical Company Annual Incentive Plan, effective January 1, 1988, filed as an Exhibit bearing the same number to the Company's Annual Report on Form
      10-K for 1993, and incorporated herein by reference.
10.2  Resolutions relating to Amendment No. 1 to ARCO Chemical Company Annual In-
      centive Plan, as adopted February 15, 1989, filed as an Exhibit bearing the same number to the Company's Annual Report on Form 10-K for 1990, and incor-
      porated herein by reference.
10.3  Resolutions relating to Amendment No. 2 to ARCO Chemical Company Annual In-
      centive Plan, as adopted July 17, 1990, effective September 1, 1990, filed as an Exhibit bearing the same number to the Company's Annual Report on Form 10-
      K for 1990, and incorporated herein by reference.
10.4  Amendment and Restatement of ARCO Chemical Company Executive Supplementary
      Savings Plan, effective January 1, 1995.
10.5  ARCO Chemical Company 1987 Executive Long-Term Incentive Plan, filed as Ex-
      hibit 10.12 to the Company's Registration Statement on Form S-1 (No. 33-
      15930), filed on July 28, 1987, and incorporated herein by reference.
10.6  Amendment No. 1 to the ARCO Chemical Company 1987 Executive Long-Term Incen-
      tive Plan.
10.7  ARCO Chemical Company 1990 Long-Term Incentive Plan, restated as amended through July 20, 1995, filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for 1995, and incorporated herein by reference.
10.8  Amendment No. 5 to the ARCO Chemical Company 1990 Long-Term Incentive Plan,
      filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the
      quarterly period ended June 30, 1996, and incorporated herein by reference.

10.9   ARCO Chemical Company Supplementary Executive Retirement Plan, effective
       October 1, 1990, filed as Exhibit 10.12 to the Company's Annual Report on
       Form 10-K for 1992, and incorporated herein by reference.
10.10  ARCO Chemical Company Financial Counseling Policy, effective January 1, 1988, filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for 1993,
       and incorporated herein by reference.
10.11  ARCO Chemical Company Executive Medical Insurance Plan (Summary Plan Descrip-
       tion), effective January 1, 1988, filed as Exhibit 10.14 to the Company's An-
       nual Report on Form 10-K for 1993, and incorporated herein by reference.
10.12  ARCO Chemical Company Key Management Deferral Plan, effective October 1,
       1990, filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for
       1990, and incorporated herein by reference.
10.13  Amendment No. 1 to the Key Management Deferral Plan, effective as of October
       22, 1992, filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K
       for 1995, and incorporated herein by reference.
10.14  ARCO Chemical Company Key Management Long-Term Disability Plan, effective Oc-
       tober 1, 1990, filed as Exhibit 10.16 to the Company's Annual Report on Form
       10-K for 1992, and incorporated herein by reference.
10.15  Resolutions relating to ARCO Chemical Company Key Management Life Insurance
       Plan, as adopted July 17, 1990, effective August 1, 1990, filed as Exhibit
       10.21 to the Company's Annual Report on Form 10-K for 1990, and incorporated herein by reference.
10.16  ARCO Chemical Company Retirement Plan for Outside Directors, as amended and restated effective October 1, 1990, filed as Exhibit 10.18 to the Company's
       Annual Report on Form 10-K for 1992, and incorporated herein by reference.
10.17  ARCO Chemical Company Deferral Plan for Outside Directors, effective October
       1, 1990, filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K
       for 1992, and incorporated herein by reference.
10.18  Cross-Indemnification Agreement, dated as of June 1, 1987, between ARCO Chem-
       ical Company and Atlantic Richfield Company, filed as Exhibit 10.2(a) to the
       Company's Registration Statement on Form S-1 (No. 33-15930), filed on July
       28, 1987, and incorporated herein by reference.
10.19  Amendment No. 1 to Cross-Indemnification Agreement, dated as of June 30,
       1987, between ARCO Chemical Company and Atlantic Richfield Company, filed as
       Exhibit 10.2(b) to the Company's Registration Statement on Form S-1 (No. 33-
       15930), filed on July 28, 1987, and incorporated herein by reference.
10.20  Amendment No. 2 to Cross-Indemnification Agreement, dated as of July 1, 1987, between ARCO Chemical Company and Atlantic Richfield Company, filed as Ex-
       hibit 10.2(c) to Amendment No. 1 to the Company's Registration Statement on
       Form S-1 (No. 33-15930), filed on August 21, 1987, and incorporated herein by reference.
10.21  Amended and Restated Tax Sharing Agreement, effective as of January 1, 1995, between ARCO Chemical Company and Atlantic Richfield Company, filed as Ex-
       hibit 10 to the Company's Quarterly Report on Form 10-Q for the quarterly pe-
       riod ended June 30, 1995, and incorporated herein by reference.
10.22  LPC/ACC Services Agreement, dated as of June 30, 1987, between ARCO Chemical
       Company and Lyondell Petrochemical Company, filed as Exhibit 10.4 to the
       Company's Registration Statement on Form S-1 (No. 33-15930), filed on July
       28, 1987, and incorporated herein by reference.

10.23  Services Agreement, dated as of July 18, 1987, between ARCO Chemical Company and Atlantic Richfield Company, filed as Exhibit 10.5 to the Company's Regis-
       tration Statement on Form S-1 (No. 33-15930), filed on July 28, 1987, and in-
       corporated herein by reference.
10.24  Amendment No. 1 to Services Agreement, dated as of March 30, 1990, between
       ARCO Chemical Company and Atlantic Richfield Company, filed as Exhibit 10.29 to the Company's Annual Report on Form 10-K for 1990, and incorporated herein by reference.
10.25  Shareholder Agreement, dated as of June 30, 1987, between ARCO Chemical Com-
       pany and Atlantic Richfield Company, filed as Exhibit 10.6 to the Company's
       Registration Statement on Form S-1 (No. 33-15930), filed on July 28, 1987, and incorporated herein by reference.
10.26  Form of ARCO Chemical Company Indemnity Agreement with officers and direc-
       tors, filed as Exhibit 10.8 to the Company's Registration Statement on Form
       S-1 (No. 33-15930), filed on July 28, 1987, and incorporated herein by refer-
       ence.
12     Statement re computation of the ratio of earnings to fixed charges.
21     Subsidiaries of ARCO Chemical Company.
23     Consent of Independent Accountants.
24     Power of Attorney.
27     Financial Data Schedule.

  All documents incorporated herein by reference to any Annual Report on Form 10-K, Quarterly Report on Form 10-Q or Current Report on Form 8-K previously filed by the Company relate to Commission File No. 1-9678.

  Copies of exhibits will be furnished upon prepayment of 25 cents per page. Requests should be addressed to the Corporate Secretary.

(B) REPORTS ON FORM 8-K:

  The Company filed a Current Report on Form 8-K, dated October 10, 1996, which contained a press release, dated October 1, 1996, announcing the sale of its worldwide plastics business to NOVA Chemicals Inc. on September 30, 1996.

  The Company filed a Current Report on Form 8-K, dated October 24, 1996, which contained a press release, dated October 10, 1996, announcing the Company's agreement to purchase Olin Corporation's (Olin) toluene diisocyanate
(TDI) and aliphatic diisocyanate (ADI) businesses.

  The Company filed a Current Report on Form 8-K, dated December 17, 1996, which contained a copy of the Asset Purchase Agreement, dated October 9, 1996, and Amendment No. 1 thereto, dated December 4, 1996, between the Company and Olin pursuant to which the Company purchased substantially all of the assets of Olin's TDI and ADI businesses, and a press release, dated December 4, 1996, announcing the consummation of the transaction.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Newtown Square, Commonwealth of Pennsylvania, on February 25, 1997.

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

              SIGNATURE                        TITLE               DATE

           MIKE R. BOWLIN*                Chairman of the
-------------------------------------   Board and Director
           Mike R. Bowlin

           ALAN R. HIRSIG                President, Chief
-------------------------------------    Executive Officer
           Alan R. Hirsig                  and Director

        MARVIN O. SCHLANGER*              Executive Vice
-------------------------------------    President, Chief
         Marvin O. Schlanger             Operating Officer
                                           and Director

         WALTER J. TUSINSKI*                Senior Vice
-------------------------------------    President, Chief
         Walter J. Tusinski              Financial Officer
                                           and Director


          WALTER F. BERAN*                   Director          February 25, 1997
-------------------------------------
           Walter F. Beran


        ANTHONY G. FERNANDES*                Director
-------------------------------------
        Anthony G. Fernandes


          MARIE L. KNOWLES*                  Director
-------------------------------------
          Marie L. Knowles


         JAMES A. MIDDLETON*                 Director
-------------------------------------
         James A. Middleton


           STEPHEN R. MUT*                   Director
-------------------------------------
           Stephen R. Mut


            FRANK SAVAGE*                    Director
-------------------------------------
            Frank Savage

              SIGNATURE                         TITLE              DATE


       ROBERT H. STEWART, III*
-------------------------------------    Director
       Robert H. Stewart, III


            JOHN A. SHAW
-------------------------------------    Vice President and
            John A. Shaw                     Controller
                                             (principal       February 25, 1997
                                         accounting officer)

            JOHN A. SHAW
*By:_________________________________
            John A. Shaw

         (Attorney in fact)

                                    EXHIBITS
                                       TO
                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996        COMMISSION FILE NUMBER 1-9678
                             ARCO CHEMICAL COMPANY

                                 EXHIBIT INDEX

 EXHIBIT
   NO.
 -------
   2.1   Asset Purchase Agreement, dated October 9, 1996, between ARCO
         Chemical Company and Olin Corporation, filed as Exhibit 2.1 to the Company's Current Report on Form 8-K, dated December 17,
         1996, and incorporated herein by reference......................
   2.2   Amendment No. 1, dated December 4, 1996, to the Asset Purchase
         Agreement between ARCO Chemical Company and Olin Corporation, filed as Exhibit 2.2 to the Company's Current Report on Form 8-
         K, dated December 17, 1996, and incorporated herein by refer-
         ence............................................................
   3.1   Certificate of Amendment and Restated Certificate of Incorpora-
         tion of ARCO Chemical Company, filed as an Exhibit bearing the same number to the Company's Registration Statement on Form S-1
         (No. 33-15930), filed on July 28, 1987, and incorporated herein by reference....................................................
   3.2   By-Laws of ARCO Chemical Company, filed as an Exhibit bearing the same number to the Company's Registration Statement on Form
         S-1 (No. 33-15930), filed on July 28, 1987, and incorporated herein by reference.............................................
   4.1   Indenture, dated as of June 15, 1988, between ARCO Chemical Com-
         pany and The Bank of New York as Trustee, filed as Exhibit 4.2 to the Company's Registration Statement on Form S-3 (No. 33-
         23340), filed on July 27, 1988, and incorporated herein by ref-
         erence..........................................................
   4.2   Forms of Debt Securities issuable under the Indenture referred to in Exhibit 4.1, filed as Exhibit 4.1 to the Company's Regis-
         tration Statement on Form S-3 (No. 33-23340), filed on July 27,
         1988, and incorporated herein by reference......................
   4.3   Form of Debt Security issuable under the Indenture referred to in Exhibit 4.1, filed as Exhibit 4 to the Company's Current Re-
         port on Form 8-K dated January 30, 1990, and incorporated herein by reference....................................................
   4.4   Forms of Debt Securities issuable under the Indenture referred to in Exhibit 4.1, filed as Exhibits 4.1 and 4.2 to the
         Company's Current Report on Form 8-K dated October 31, 1990, and incorporated herein by reference................................
   4.5   Form of Debt Security issuable under the Indenture referred to in Exhibit 4.1, filed as Exhibit 4 to the Company's Current Re-
         port on Form 8-K dated December 7, 1990, and incorporated herein by reference....................................................
   4.6   Credit Agreement, dated as of November 19, 1993, between ARCO
         Chemical Company and The First National Bank of Chicago, as
         Agent for the banks listed therein, filed as an Exhibit bearing the same number to the Company's Annual Report on Form 10-K for
         1993, and incorporated herein by reference......................

 EXHIBIT
   NO.
 -------
   4.7   Amendment No. 1 to the Credit Agreement, dated as of October 14,
         1994, between ARCO Chemical Company and The First National Bank of Chicago, as Agent for the banks listed therein, filed as an
         Exhibit bearing the same number to the Company's Annual Report on Form 10-K for 1994, and incorporated herein by reference.....
   4.8   Amendment No. 2 to the Credit Agreement, dated as of April 3,
         1996, between ARCO Chemical Company and The First National Bank of Chicago, as Agent for the banks listed therein...............
   4.9   Instruments defining the rights of holders of long-term debt not registered under the Securities Exchange Act of 1934 (other than long-term debt issued pursuant to the Credit Agreement) are not filed because the total amount of securities authorized under any such instrument does not exceed 10 percent of the consoli-
         dated total assets of the Company. The Company agrees to furnish a copy of any such instrument to the Securities and Exchange
         Commission upon request.........................................
  10.1   ARCO Chemical Company Annual Incentive Plan, effective January
         1, 1988, filed as an Exhibit bearing the same number to the
         Company's Annual Report on Form 10-K for 1993, and incorporated herein by reference ............................................
  10.2   Resolutions relating to Amendment No. 1 to ARCO Chemical Company
         Annual Incentive Plan, as adopted February 15, 1989, filed as an
         Exhibit bearing the same number to the Company's Annual Report on Form 10-K for 1990, and incorporated herein by reference.....
  10.3   Resolutions relating to Amendment No. 2 to ARCO Chemical Company
         Annual Incentive Plan, as adopted July 17, 1990, effective Sep-
         tember 1, 1990, filed as an Exhibit bearing the same number to the Company's Annual Report on Form 10-K for 1990, and incorpo-
         rated herein by reference ......................................
  10.4   Amendment and Restatement of ARCO Chemical Company Executive
         Supplementary Savings Plan, effective January 1, 1995...........
  10.5   ARCO Chemical Company 1987 Executive Long-Term Incentive Plan,
         filed as Exhibit 10.12 to the Company's Registration Statement
         on Form S-1 (No. 33-15930), filed on July 28, 1987, and incorpo-
         rated herein by reference.......................................
  10.6   Amendment No. 1 to the ARCO Chemical Company 1987 Executive
         Long-Term Incentive Plan........................................
  10.7   ARCO Chemical Company 1990 Long-Term Incentive Plan, restated as amended through July 20, 1995, filed as Exhibit 10.7 to the
         Company's Annual Report on Form 10-K for 1995, and incorporated herein by reference.............................................
  10.8   Amendment No. 5 to the ARCO Chemical Company 1990 Long-Term In-
         centive Plan, filed as Exhibit 10 to the Company's Quarterly Re-
         port on Form 10-Q for the quarterly period ended June 30, 1996, and incorporated herein by reference............................
  10.9   ARCO Chemical Company Supplementary Executive Retirement Plan,
         effective October 1, 1990, filed as Exhibit 10.12 to the
         Company's Annual Report on Form 10-K for 1992, and incorporated herein by reference.............................................
  10.10  ARCO Chemical Company Financial Counseling Policy, effective
         January 1, 1988, filed as Exhibit 10.13 to the Company's Annual
         Report on Form 10-K for 1993, and incorporated herein by refer-
         ence............................................................
  10.11  ARCO Chemical Company Executive Medical Insurance Plan (Summary
         Plan Description), effective January 1, 1988, filed as Exhibit
         10.14 to the Company's Annual Report on Form 10-K for 1993, and
         incorporated herein by reference................................
  10.12  ARCO Chemical Company Key Management Deferral Plan, effective
         October 1, 1990, filed as Exhibit 10.19 to the Company's Annual
         Report on Form 10-K for 1990, and incorporated herein by refer-
         ence............................................................

 EXHIBIT
   NO.
 -------
  10.13  Amendment No. 1 to the Key Management Deferral Plan, effective as of October 22, 1992, filed as Exhibit 10.14 to the Company's
         Annual Report on Form 10-K for 1995, and incorporated herein by reference.......................................................
  10.14  ARCO Chemical Company Key Management Long-Term Disability Plan,
         effective October 1, 1990, filed as Exhibit 10.16 to the
         Company's Annual Report on Form 10-K for 1992, and incorporated herein by reference ............................................
  10.15  Resolutions relating to ARCO Chemical Company Key Management
         Life Insurance Plan, as adopted July 17, 1990, effective August
         1, 1990, filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K for 1990, and incorporated herein by reference.....
  10.16  ARCO Chemical Company Retirement Plan for Outside Directors, as
         amended and restated effective October 1,1990, filed as Exhibit
         10.18 to the Company's Annual Report on Form 10-K for 1992, and
         incorporated herein by reference. ..............................
  10.17  ARCO Chemical Company Deferral Plan for Outside Directors, ef-
         fective October 1, 1990, filed as Exhibit 10.19 to the Company's
         Annual Report on Form 10-K for 1992, and incorporated herein by reference.......................................................
  10.18  Cross-Indemnification Agreement, dated as of June 1, 1987, be-
         tween ARCO Chemical Company and Atlantic Richfield Company, filed as Exhibit 10.2(a) to the Company's Registration Statement
         on Form S-1 (No. 33-15930), filed on July 28, 1987, and incorpo-
         rated herein by reference.......................................
  10.19  Amendment No. 1 to Cross-Indemnification Agreement, dated as of
         June 30, 1987, between ARCO Chemical Company and Atlantic Rich-
         field Company, filed as Exhibit 10.2(b) to the Company's Regis-
         tration Statement on Form S-1 (No. 33-15930), filed on July 28,
         1987, and incorporated herein by reference......................
  10.20  Amendment No. 2 to Cross-Indemnification Agreement, dated as of
         July 1, 1987, between ARCO Chemical Company and Atlantic Rich-
         field Company, filed as Exhibit 10.2(c) to Amendment No. 1 to the Company's Registration Statement on Form S-1 (No. 33-15930),
         filed on August 21, 1987, and incorporated herein by reference..
  10.21  Amended and Restated Tax Sharing Agreement, effective as of Jan-
         uary 1, 1995, between ARCO Chemical Company and Atlantic Rich-
         field Company, filed as Exhibit 10 to the Company's Quarterly
         Report on Form 10-Q for the quarterly period ended June 30,
         1995, and incorporated herein by reference......................
  10.22  LPC/ACC Services Agreement, dated as of June 30, 1987, between
         ARCO Chemical Company and Lyondell Petrochemical Company, filed as Exhibit 10.4 to the Company's Registration Statement on Form
         S-1 (No. 33-15930), filed on July 28, 1987, and incorporated herein by reference.............................................
  10.23  Services Agreement, dated as of July 18, 1987, between ARCO
         Chemical Company and Atlantic Richfield Company, filed as Ex-
         hibit 10.5 to the Company's Registration Statement on Form S-1
         (No. 33-15930), filed on July 28, 1987, and incorporated herein by reference....................................................
  10.24  Amendment No. 1 to Services Agreement, dated as of March 30,
         1990, between ARCO Chemical Company and Atlantic Richfield Com-
         pany, filed as Exhibit 10.29 to the Company's Annual Report on
         Form 10-K for 1990, and incorporated herein by reference........
  10.25  Shareholder Agreement, dated as of June 30, 1987, between ARCO
         Chemical Company and Atlantic Richfield Company, filed as Ex-
         hibit 10.6 to the Company's Registration Statement on Form S-1
         (No. 33-15930), filed on July 28, 1987, and incorporated herein by reference....................................................
  10.26  Form of ARCO Chemical Company Indemnity Agreement with officers and directors, filed as Exhibit 10.8 to the Company's Registra-
         tion Statement on Form S-1 (No. 33-15930), filed on July 28,
         1987, and incorporated herein by reference......................

 EXHIBIT
   NO.
 -------
  12     Statement re computation of the ratio of earnings to fixed charges..........................................................
  21     Subsidiaries of ARCO Chemical Company............................
  23     Consent of Independent Accountants...............................
  24     Power of Attorney................................................
  27     Financial Data Schedule..........................................