Form 10-Q
period 1997-03-31
ARCO CHEMICAL CO
filed 1997-04-30
CIK 819544

==============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                  -------------

                         COMMISSION FILE NUMBER 1-9678

                                -------------

                             ARCO CHEMICAL COMPANY
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                                --------------

               DELAWARE                           51-0104393
     (STATE OR OTHER JURISDICTION OF     (I.R.S. EMPLOYER IDENTIFICATION NO.)
      INCORPORATION OR ORGANIZATION)

         3801 WEST CHESTER PIKE
      NEWTOWN SQUARE, PENNSYLVANIA                  19073-2387
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)           (ZIP CODE)

                                 -------------

                                 (610) 359-2000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                 -------------

                                 NOT APPLICABLE
     (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE
                                 LAST REPORT)

                                 -------------


   INDICATE BY X WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
YES  x    NO
   -----     -----

   NUMBER OF SHARES OF COMMON STOCK, $1.00 PAR VALUE, OUTSTANDING AS OF MARCH 31, 1997: 96,869,370.


===============================================================================

               PART I.  FINANCIAL INFORMATION

       ITEM 1.  ARCO CHEMICAL COMPANY AND SUBSIDIARIES
        CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

              CONSOLIDATED STATEMENTS OF INCOME
        (Millions of Dollars, Except Per Share Data)



                                       Three Months Ended
                                           March 31,
                                       ------------------
                                           1997     1996
                                          ------    -----
Sales and other operating revenues        $1,029    $ 982
Costs and other operating expenses           844      730
                                          ------    -----
    Gross profit                             185      252
Selling, general and administrative
  expenses                                    68       63
Research and development                      21       18
                                          ------    -----
    Operating income                          96      171
Interest expense                             (22)     (22)
Other (expense) income, net                   (1)       9
                                          ------    -----
    Income before income taxes                73      158
Provision for income taxes                    25       52
                                          ------    -----
    Net income                            $   48    $ 106
                                          ======    =====
    Earnings per common share               $.50    $1.10
                                          ======    =====
    Cash dividends paid per common
      share                                 $.70    $ .70
                                          ======    =====


                   See accompanying notes.

                             ARCO CHEMICAL COMPANY
                          CONSOLIDATED BALANCE SHEETS
                             (Millions of Dollars)

                                               March 31,  December 31,
                                                 1997         1996
                                               ---------  ------------
                    ASSETS

 Current assets:
   Cash and cash equivalents                      $   54        $   70
   Accounts receivable                               649           629
   Inventories                                       534           536
   Prepaid expenses and other current assets          47            37
                                                  ------        ------
    Total current assets                           1,284         1,272
Investments and long-term receivables                 69            71
Property, plant and equipment, net                 2,570         2,622
Deferred charges and other assets (net of
  accumulated amortization of $321 in 1997
  and $312 in 1996)                                  440           429
                                                  ------        ------
    Total assets                                  $4,363        $4,394
                                                  ======        ======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Notes payable                                 $  172        $  150
    Long-term debt due within one year                24            25
    Accounts payable                                 332           349
    Taxes payable                                     34            19
    Other accrued liabilities                        235           229
                                                  ------        ------
        Total current liabilities                    797           772
                                                  ------        ------
Long-term debt                                       828           844
Other liabilities and deferred credits               179           171
Deferred income taxes                                387           408
Minority interest                                    213           185

Stockholders' equity:
    Common stock                                     100           100
    Additional paid-in capital                       876           875
    Retained earnings                              1,043         1,062
    Foreign currency translation                      24            64
    Treasury stock, at cost                          (84)          (87)
                                                  ------        ------
        Total stockholders' equity                 1,959         2,014
                                                  ------        ------

        Total liabilities and stockholders'
          equity                                  $4,363        $4,394
                                                  ======        ======

                            See accompanying notes.

                             ARCO CHEMICAL COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Millions of Dollars)

                                                      Three Months Ended
                                                           March 31,
                                                         --------------

                                                          1997    1996
                                                         -----   -----

 Cash flows from operating activities
     Net income                                          $  48   $ 106
     Adjustments to reconcile net income
       to net cash provided by operating
       activities:
         Depreciation and amortization                      57      54
         Changes in working capital accounts               (37)     41
         Other                                              (2)      5
                                                         -----   -----

     Net cash provided by operating activities              66     206
                                                         -----   -----

 Cash flows from investment activities
     Purchases of short-term investments                     -     (89)
     Capital expenditures                                  (60)    (40)
     Proceeds from asset sales                              20      21
     Other                                                   5      (1)
                                                         -----   -----

     Net cash used in investment activities                (35)   (109)
                                                         -----   -----

 Cash flows from financing activities
     Dividends paid                                        (68)    (68)
     Repayment of long-term debt                          (158)      -
     Proceeds from issuance of long-term debt              158       -
     Net proceeds from notes payable                        21       -
     Other                                                   4       6
                                                         -----   -----

     Net cash used in financing activities                 (43)    (62)
                                                         -----   -----

 Effect of exchange rate changes on cash                    (4)     (2)
                                                         -----   -----

 Net (decrease) increase in cash and cash equivalents      (16)     33

 Cash and cash equivalents at beginning of year             70     235
                                                         -----   -----

 Cash and cash equivalents at end of period              $  54   $ 268
                                                         =====   =====



                            See accompanying notes.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


 NOTE A.  BASIS OF PRESENTATION

   The foregoing financial information is unaudited and has been prepared from the records of ARCO Chemical Company (the Company). In the opinion of management, the financial information reflects all adjustments (consisting only of items of a normal recurring nature) necessary for a fair statement of financial position and results of operations in conformity with generally accepted accounting principles. Certain amounts in 1996 have been reclassified for comparative purposes. These interim financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 1996.


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

                                Three Months Ended
                                     March 31,
                                ------------------
                                   1997       1996
                                  ------      ----

                               (Millions of Dollars)
 Total revenues (by destination)
  United States                   $  531      $516
  Europe                             264       281
  Other foreign                      234       185
                                  ------      ----
   Total                          $1,029      $982
                                  ======      ====

Total revenues (by origin)
  United States                   $  639      $561
  Europe                             292       337
  Other foreign                       98        84
                                  ------      ----
   Total                          $1,029      $982
                                  ======      ====

Pretax earnings
  United States                   $   91      $142
  Europe                               2        40
  Other foreign                        2        (2)
  Interest expense                   (22)      (22)
                                  ------      ----
   Total                          $   73      $158
                                  ======      ====

 Included in pretax earnings are royalty charges made to foreign operations for the use of Company technology.

NOTE C.  INVENTORIES

   Inventories at March 31, 1997 and December 31, 1996 comprised the following categories:

                          1997   1996
                          -----  -----

                  (Millions of Dollars)

Finished goods            $ 404  $ 392
Work-in-process              33     38
Raw materials                52     62
Materials and supplies       45     44
                          -----  -----

 Total                    $ 534  $ 536
                          =====  =====


NOTE D.  PROPERTY, PLANT AND EQUIPMENT, NET

   Property, plant and equipment, at cost, and related accumulated depreciation at March 31, 1997 and December 31, 1996 were as follows:

                                    1997    1996
                                   ------  ------

                             (Millions of Dollars)

Property, plant and equipment      $4,102  $4,152
Less:  accumulated depreciation     1,532   1,530
                                   ------  ------

 Total                             $2,570  $2,622
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

   At March 31, 1997, the Company's environmental reserve totaled $51 million, which reflected the Company's latest assessment of potential future remediation costs associated with existing sites. A significant portion of the reserve is related to the Beaver Valley plant site, located in Monaca, Pennsylvania. The reserve gives recognition to a work plan, between the Company and the Pennsylvania Department of Environmental Protection (PADEP), for testing, risk assessment, remedial process design and remediation of conditions at the Beaver Valley plant. The reserve also reflects an agreement between the Company and another responsible party whereby that party has agreed to pay for approximately 50 percent of the costs associated with the Beaver Valley plant work plan. The Company sold the Beaver Valley plant assets to NOVA Chemicals Inc. (NOVA) as of September 30, 1996, but currently retains ownership of the land at the Beaver Valley plant site, substantial portions of which are being leased to NOVA. The Company has retained responsibility for certain remediation of the land at the Beaver Valley plant site under the work plan and for certain additional remediation that may be required by PADEP pursuant to the Pennsylvania Land Recycling and Environmental Remediation Standards Act.

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

   The Company and the other principal responsible party (PRP) at the Beaver Valley site have reached an agreement with the U.S. government whereby the government will pay 28.5 percent of the costs incurred by the Company and the other PRP for remediation of substantial portions of the Beaver Valley site.

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


 NOTE F.  EARNINGS PER COMMON SHARE

           Earnings per common share for the three months ended March 31, 1997 and 1996 are computed based on 96.8 million and 96.5 million weighted average shares outstanding, respectively. The dilutive effect of stock options was not material.

           In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," establishing standards for computing and presenting earnings per share
 (EPS). SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997 and requires restatement of all prior-period EPS data presented. Earlier application is not permitted. The implementation of SFAS No. 128 is not expected to have a material effect on the reported EPS of the Company.

 NOTE G.  SUPPLEMENTAL CASH FLOW INFORMATION

   Following is supplemental cash flow information for the three months ended March 31, 1997 and 1996:

                                                            1997    1996
                                                           ------  ------

                                                       (Millions of Dollars)

Changes in working capital-increase (decrease) to cash:

 Accounts receivable                                       $ (48)  $  33
 Inventories                                                  (6)    (11)
 Prepaid expense and other current assets                    (11)    (15)
 Accounts payable                                              1      22
 Taxes payable                                                16      32
 Other accrued liabilities                                    11     (20)
                                                           -----   -----
 Changes in working capital accounts                       $ (37)  $  41
                                                           =====   =====

Short-term investments:

 Gross proceeds from maturities                            $   -   $  25
 Gross purchases                                               -    (114)
                                                           -----   -----
 Net purchases                                             $   -   $ (89)
                                                           =====   =====

Notes payable:

 Gross proceeds from issuances                             $ 455   $   -
 Gross repayments                                           (434)      -
                                                           -----   -----
 Net repayments                                            $  21   $   -
                                                           =====   =====

Cash paid during the period for:

 Interest (net of amount capitalized)                      $  17   $  16
                                                           =====   =====

 Income taxes                                              $   -   $  11
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

    Each of the Company's two principal manufacturing processes yields its key product, propylene oxide (PO), and one of two co-products, styrene monomer (SM) or tertiary butyl alcohol (TBA). The Company also manufactures numerous derivatives of PO and TBA. Among these are polyols, a key derivative of PO, and methyl tertiary butyl ether (MTBE), a principal derivative of TBA. MTBE is used in oxygenated fuels and as an octane additive. The Company also manufactures and markets toluene diisocyanate (TDI) and aliphatic diisocyanate
 (ADI).  TDI and polyols are combined in the manufacture of polyurethanes.

    Net income for the first quarter 1997 was $48 million compared with $106 million in the first quarter 1996. The $58 million decline was primarily due to lower margins for most products. First quarter 1997 margins were lower due to the combined effect of higher worldwide feedstock costs and generally lower sales prices.


                             RESULTS OF OPERATIONS

 Product Volumes

   Sales and other operating revenues include the sales and processing volumes of the Company's core products and co-products for the first quarter 1997 and 1996 as set forth below. Core products include PO, PO derivatives, TDI and ADI.

                                  1997   1996
                                  -----  ----
                                   (Millions)

Core products (pounds)            1,002   895
Co-products:
 SM and derivatives (pounds)        708   659
 TBA and derivatives (gallons)      260   275

 The reported SM volumes include quantities processed for PO/SM II equity partners (SM equity volumes) under long-term processing arrangements. The SM equity volumes were 200 million and 198 million pounds in the 1997 and 1996 quarters, respectively. The 1996 data includes sales volumes for SM derivatives, which the Company stopped manufacturing and selling when it sold its plastics business on September 30, 1996.

 REVENUES

         Revenues of $1,029 million in the first quarter 1997 increased five percent compared to revenues of $982 million in the first quarter 1996, reflecting higher net volumes partly offset by lower average sales prices.

         Volumes for core products increased 12 percent in the first quarter 1997 versus the prior year period. The increase reflected higher TDI/ADI volumes due to the Olin acquisition and the increased availability of TDI from a plant in France. The French plant was under repair and operated at restricted rates in the 1996 period. Core product sales also reflected higher volumes for PO derivatives. SM volumes increased seven percent primarily due to increased SM sales to export markets. The loss of SM derivatives volumes through the sale of the plastics business was substantially offset by increased sales of SM to the buyer of the plastics business. TBA and derivative volumes decreased five percent, mainly due to a weaker MTBE market in the first quarter 1997.

   Average sales prices were generally lower in 1997. Contributing to the weakness in 1997 prices were expiration of the Company's long-term MTBE contracts, concerns over SM capacity additions in Asia, a weak economy in Europe, and the effect of a stronger U.S. dollar.


 GROSS PROFIT

         Gross profit of $185 million in the first quarter 1997 decreased $67 million from $252 million in the 1996 first quarter, reflecting lower margins for most products. Gross profit was 18.0 percent of sales in the first quarter 1997 compared to 25.7 percent in the 1996 period. The decline in gross profit margins was due to the combined effect of higher feedstock costs and generally lower sales prices in the first quarter 1997 versus the 1996 period.


 OTHER

         Other expense of $1 million in 1997 compared to income of $9 million in 1996. The $10 million decrease is primarily due to higher foreign exchange losses related to the stronger U.S. dollar and lower interest income as a result of lower levels of cash and cash equivalents in the 1997 period.

         The Company expects its 1997 effective tax rate to be 34.0 percent compared to a 33.0 percent effective tax rate used in the first quarter 1996 and a final 1996 effective tax rate of 28.5 percent. The final 1996 rate reflected utilization of capital loss carryforwards and the utilization of foreign tax credits pursuant to the tax sharing agreement with ARCO.

                              FINANCIAL CONDITION


 LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 1997, the company had $54 million in cash and cash equivalents compared with $70 million at December 31, 1996. The Consolidated Statement of Cash Flows for the quarter ended March 31, 1997 shows that net cash flows provided by operating activities were $66 million, whereas net cash flows used by investment and financing activities were $35 million and $43 million, respectively.

         Investment activities for the first quarter 1997 included capital expenditures of $60 million. The Company's 1997 budget for plant and equipment is $453 million and is part of a five-year, $2.6 billion program primarily
 devoted to capacity expansion and growth.   Minority interest includes equity
 contributions designated for specific capital projects. At March 31, 1997, the unexpended amounts were classified as long-term other assets in the balance sheet.

         Financing activities for the first quarter 1997 included the refinancing of two Dutch bank loans with a combined principal of 300 million Dutch guilders ($158 million) and due in 1997 with one loan due in 2002. The Company paid dividends of $.70 per share, totaling $68 million. On April 17, 1997, the Board of Directors declared a dividend of $.70 per share on the Company's common stock, payable June 6, 1997.

         During the first quarter 1997, the Company revised its hedging strategy with respect to capital commitments related to construction of the new PO/SM plant in Rotterdam, the Netherlands. To take advantage of the strong U.S. dollar, the Company effectively terminated forward contracts in the notional amount of $127 million and entered into purchased option contracts for approximately the same notional amount. Gains on the purchased options will be deferred and offset against the plant's construction costs. There were no deferred hedging gains as of March 31, 1997.

         The Company maintains a credit agreement under which it can borrow amounts up to $300 million. At March 31, 1997, the Company had no outstanding borrowing against the credit agreement, which is used to back up the Company's commercial paper borrowing.

         It is expected that future cash requirements for capital expenditures, dividends and debt repayments will be met by cash generated from operating activities and additional borrowing.


 STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NOT YET ADOPTED

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," establishing standards for computing and presenting earnings per share
 (EPS). SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997 and requires restatement of all prior-period EPS data presented. Earlier application is not permitted. The implementation of SFAS No. 128 is not expected to have a material effect on the reported EPS of the Company.

                          PART II.  OTHER INFORMATION



 ITEM 1. LEGAL PROCEEDINGS

         Reference is made to the disclosure on page 10 of the Company's 1996 Annual Report on Form 10-K regarding other litigation.

         On October 15, 1996, the Company commenced an arbitration proceeding in the International Chamber of Commerce Court of Arbitration in Paris, France against Repsol, S.A. (Repsol), Repsol Quimica, S.A. (Quimica) and Repsol Petroleo, S.A. (Petroleo). The dispute concerns technology for the production of PO and SM licensed to Quimica by the Company under agreements entered into in conjunction with the dissolution in 1986 of a Spanish joint venture called Montoro. The Company seeks in the arbitration to enforce the Company's rights under the 1986 agreements and to protect the licensed technology by requiring Quimica to reach agreement with the Company upon commercial terms before using the licensed technology in connection with an expansion of its existing plant or the construction of a second plant. Subsequently, pursuant to an agreement among the parties, Repsol was permitted to withdraw as a party to the arbitration. On October 15, 1996, the Company also formally notified the European Commission (Commission) of the 1986 agreements, because Quimica and its affiliates take the position that those agreements are not enforceable under European law. Quimica and Petroleo concurrently filed a complaint with the Commission in which they seek to have the 1986 agreements declared to be contrary to Articles 85 and 86 of the Treaty of Rome and therefore unenforceable. They also filed a complaint with the Spanish Bureau for the Defense of Competition (Bureau) seeking relief under Spanish competition law.

         On March 21, 1997, the Bureau issued a "Statement of Facts," which is a preliminary document in which the Bureau indicates that it has tentatively found a violation of Spanish competition law and intends to refer the matter to the Spanish Competition Court. Spanish procedure allows a party an opportunity to persuade the Bureau to the contrary prior to such referral. The Bureau's Statement of Facts indicates that the Bureau believes that provisions of the agreements signed in 1986, which the Company is attempting to enforce in the arbitration, are contrary to Spanish competition law and therefore unenforceable. The Company filed a response with the Bureau on April 18, 1997 arguing that the provisions are both valid and enforceable.

         On April 17, 1997, the Company received a Statement of Objections of the Commission, which is a preliminary document indicating the views of the Commission and allowing a party an opportunity to respond. The Commission's Statement of Objections takes the position that key provisions of the 1986 agreements, which the Company is seeking to enforce in its arbitration proceedings with Quimica, are contrary to European competition law, and indicates the Commission's intention to seek an order against both the Company and Quimica finding those clauses invalid and imposing unspecified fines. The Company has the right to respond in writing to the Commission's Statement of Objections by June 12, 1997 and to request an oral hearing to present its arguments. The Company believes that the provisions in question are consistent with European law and are valid and enforceable and intends to so respond to the Commission.

 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 (a)  Exhibits:

      10.1 Amendment No. 2 to the ARCO Chemical Company Key Management Deferral Plan, effective as of January 1, 1997.

      10.2 Amendment No. 2 to the ARCO Chemical Company Deferral Plan for Outside Directors, effective as of January 1, 1997.

      27   Financial Data Schedule for the three months ended March 31, 1997.

 (b)  Reports on Form 8-K:

      None

                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         ARCO CHEMICAL COMPANY
                                             (Registrant)


                                         /s/ Van Billet
                                         -----------------------------
                                         (Signature)

                                         Van Billet
                                          Vice President
                                          and Controller
                                            (Duly Authorized Officer and
                                            Chief Accounting Officer)



 Dated:  April 30, 1997

                                 EXHIBIT INDEX



 Exhibit
 Number                    Description
 -------                   -----------


  10.1 Amendment No. 2 to the ARCO Chemical Company Key Management Deferral Plan, effective as of January 1, 1997.

  10.2 Amendment No. 2 to the ARCO Chemical Company Deferral Plan for Outside Directors, effective as of January 1, 1997.

  27 Financial Data Schedule for the three months ended March 31, 1997.