Form 10-Q
period 1997-06-30
ARCO CHEMICAL CO
filed 1997-07-31
CIK 819544

===============================================================================
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q

                           -------------------------

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1997

                           -------------------------

                         Commission file number 1-9678

                           -------------------------

                             ARCO Chemical Company
            (Exact name of registrant as specified in its charter)

                           -------------------------

         Delaware                                      51-0104393
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

   3801 West Chester Pike
Newtown Square, Pennsylvania                                   19073-2387
(Address of principal executive offices)                       (Zip Code)

                           -------------------------

                                (610) 359-2000
             (Registrant's telephone number, including area code)

                           -------------------------

                                Not Applicable
             (Former name, former address and former fiscal year,
                         if changed since last report)

                           -------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                    ---
     Number of shares of Common Stock, $1.00 par value, outstanding as of June 30, 1997: 96,976,290.


--------------------------------------------------------------------------------
================================================================================

                         PART I. FINANCIAL INFORMATION

                Item 1. ARCO CHEMICAL COMPANY AND SUBSIDIARIES
                 CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                       CONSOLIDATED STATEMENTS OF INCOME
                 (Millions of Dollars, Except Per Share Data)

                                                        Three Months Ended           Six Months Ended
                                                             June 30,                     June 30,
                                                      ----------------------       --------------------
                                                        1997            1996        1997           1996
                                                        ----            ----        ----           ----
Sales and other operating revenues                    $ 956            $ 959       $ 1,985      $ 1,941
Costs and other operating expenses                      795              743         1,639        1,473
                                                      -----            -----       -------      -------
      Gross profit                                      161              216           346          468

Selling, general and administrative
  expenses                                               67               70           135          133
Research and development                                 20               21            41           39
                                                      -----            -----       -------      -------
      Operating income                                   74              125           170          296

Interest expense                                        (20)             (21)          (42)         (43)
Other (expense) income, net                              (1)               9            (2)          18
                                                      -----            -----       -------      -------
      Income before income taxes                         53              113           126          271

Provision for income taxes                               18               32            43           84
                                                      -----            -----       -------      -------

      Net income                                      $  35            $  81       $    83      $   187
                                                      =====            =====       =======      =======

      Earnings per common share                       $ .36            $ .84       $   .86      $  1.94
                                                      =====            =====       =======      =======

      Cash dividends paid per common share            $ .70            $ .70       $  1.40      $  1.40
                                                      =====            =====       =======      =======



                            See accompanying notes.

                             ARCO CHEMICAL COMPANY
                          CONSOLIDATED BALANCE SHEETS
                             (Millions of Dollars)

                                                                June 30,         December 31,
                                                                  1997              1996
                                                                  ----              ----
                                    ASSETS
Current assets:
     Cash and cash equivalents                                 $    88           $    70
     Accounts receivable                                           592               629
     Inventories                                                   513               536
     Prepaid expenses and other current assets                      37                37
                                                               -------           -------
           Total current assets                                  1,230             1,272

Investments and long-term receivables                               65                71
Property, plant and equipment, net                               2,553             2,622
Deferred charges and other assets (net of
   accumulated amortization of $111 in 1997
   and $312 in 1996)                                               425               429
                                                               -------           -------
           Total assets                                        $ 4,273           $ 4,394
                                                               =======           =======


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable                                             $   200           $   150
     Long-term debt due within one year                             24                25
     Accounts payable                                              296               349
     Taxes payable                                                  28                19
     Other accrued liabilities                                     230               229
                                                               -------           -------
           Total current liabilities                               778               772
                                                               -------           -------

Long-term debt                                                     806               844
Other liabilities and deferred credits                             183               171
Deferred income taxes                                              377               408
Minority interest                                                  215               185

Stockholders' equity:
     Common stock                                                  100               100
     Additional paid-in capital                                    877               875
     Retained earnings                                           1,010             1,062
     Foreign currency translation                                    8                64
     Treasury stock, at cost                                       (81)              (87)
                                                               -------           -------
           Total stockholders' equity                            1,914             2,014
                                                               -------           -------

           Total liabilities and stockholders' equity          $ 4,273           $ 4,394
                                                               =======           =======


                            See accompanying notes.

                             ARCO CHEMICAL COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Millions of Dollars)

                                                                Six Months Ended
                                                                     June 30,
                                                                ----------------

                                                                1997        1996
                                                                ----        ----
Cash flows from operating activities
      Net income                                               $  83      $ 187
      Adjustments to reconcile net income to net cash
          provided by operating activities:
            Depreciation and amortization                        116        109
            Changes in working capital accounts                   (1)       (25)
            Other                                                 12        (14)
                                                               -----      -----

      Net cash provided by operating activities                  210        257
                                                               -----      -----

Cash flows from investment activities
      Capital expenditures                                      (127)       (95)
      Proceeds from asset sales                                   20         22
      Proceeds from short-term investments                        --         25
      Other                                                       15          8
                                                               -----      -----

      Net cash used in investment activities                     (92)       (40)
                                                               -----      -----

Cash flows from financing activities
      Dividends paid                                            (136)      (135)
      Repayment of long-term debt                               (172)       (15)
      Proceeds from issuance of long-term debt                   158         --
      Net proceeds from notes payable                             46         --
      Other                                                        8          9
                                                               -----      -----

      Net cash used in financing activities                      (96)      (141)
                                                               -----      -----

Effect of exchange rate changes on cash                           (4)        (3)
                                                               -----      -----

Net increase in cash and cash equivalents                         18         73

Cash and cash equivalents at beginning of year                    70        235
                                                               -----      -----

Cash and cash equivalents at end of period                     $  88      $ 308
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

                                                      Three Months Ended                    Six Months Ended
                                                            June 30,                            June 30,
                                                   ------------------------              -----------------------
                                                    1997              1996                1997             1996
                                                    ----              ----                ----             ----

                                                                        (Millions of Dollars)
Total revenues (by destination)
      United States                                $ 480             $ 501             $ 1,011           $ 1,017
      Europe                                         255               265                 519               546
      Other foreign                                  221               193                 455               378
                                                   -----             -----             -------           -------
            Total                                  $ 956             $ 959             $ 1,985           $ 1,941
                                                   =====             =====             =======           =======

Total revenues (by origin)
      United States                                $ 582             $ 569             $ 1,221           $ 1,130
      Europe                                         277               311                 569               648
      Other foreign                                   97                79                 195               163
                                                   -----             -----             -------           -------
            Total                                  $ 956             $ 959             $ 1,985           $ 1,941
                                                   =====             =====             =======           =======

Pretax earnings
      United States                                $ 105             $ 121             $   196           $   263
      Europe                                         (32)               21                 (30)               61
      Other foreign                                   --                (8)                  2               (10)
      Interest expense                               (20)              (21)                (42)              (43)
                                                   -----             -----             -------           -------
            Total                                  $  53             $ 113             $   126           $   271
                                                   =====             =====             =======           =======


            Pretax earnings include royalty charges made to foreign operations for the use of Company technology.

NOTE C.     Inventories

            Inventories at June 30, 1997 and December 31, 1996 comprised the following categories:

                                                                     1997                   1996
                                                                     ----                   ----

                                                                        (Millions of Dollars)
     Finished goods                                                 $365                    $392
     Work-in-process                                                  35                      38
     Raw materials                                                    68                      62
     Materials and supplies                                           45                      44
                                                                    ----                    ----
           Total                                                    $513                    $536
                                                                    ====                    ====


NOTE D.     Property, Plant and Equipment, Net

            Property, plant and equipment, at cost, and related accumulated depreciation at June 30, 1997 and December 31, 1996 were as follows:
                                                                      1997                    1996
                                                                      ----                    ----

                                                                         (Millions of Dollars)
     Property, plant and equipment                                  $4,107                  $4,152
     Less:  accumulated depreciation                                 1,554                   1,530
                                                                    ------                  ------

           Total                                                    $2,553                  $2,622
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

            At June 30, 1997, the Company's environmental reserve totaled
$48 million, which reflected the Company's latest assessment of potential future remediation costs associated with existing sites. A significant portion of the reserve is related to the Beaver Valley plant site, located in Monaca, Pennsylvania. The reserve gives recognition to a work plan, between the Company and the Pennsylvania Department of Environmental Protection (PADEP), for testing, risk assessment, remedial process design and remediation of conditions at the Beaver Valley plant. The reserve also reflects an agreement between the Company and another responsible party whereby that party has agreed to pay for approximately 50 percent of the costs associated with the Beaver Valley plant work plan. The Company sold the Beaver Valley plant assets to NOVA Chemicals Inc. (NOVA) on September 30, 1996, but currently retains ownership of the land at the Beaver Valley plant site, substantial portions of which are being leased to NOVA. The Company has retained responsibility for certain remediation of the land at the Beaver Valley plant site under the work plan and for certain additional remediation that may be required by PADEP pursuant to the Pennsylvania Land Recycling and Environmental Remediation Standards Act.

            The remainder of the reserve is related to four other plant sites and one federal Superfund site for amounts ranging from $2 million to $14 million per site. The Company is involved in administrative proceedings or lawsuits relating to eight other Superfund sites. However, the Company estimates, based on currently available information, that potential loss contingencies associated with these sites, individually and in the aggregate, are not significant. Substantially all amounts reserved are expected to be paid out over the next five to ten years.

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

NOTE F.     Earnings Per Common Share

            Earnings per common share for the three- and six-month periods ended June 30, 1997 are computed based on 96.9 million weighted average shares outstanding. Earnings per common share for the three- and six-month periods ended June 30, 1996 are computed based on 96.6 million weighted average shares outstanding. The effect of stock options issued under the 1987 Executive Long-Term Incentive Plan and the 1990 Long-Term Incentive Plan on the computation of primary and fully diluted earnings per common share was not material.

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


NOTE G.     Supplemental Cash Flow Information

            Following is supplemental cash flow information for the six months ended June 30, 1997 and 1996:

                                                                                               1997                  1996
                                                                                               ----                  ----
                                                                                                 (Millions of Dollars)
Changes in working capital-increase (decrease) in cash:
      Accounts receivable                                                                   $    (1)              $    24
      Inventories                                                                                14                   (40)
      Prepaid expense and other current assets                                                   (9)                  (30)
      Accounts payable                                                                          (24)                   61
      Taxes payable                                                                              10                   (20)
      Other accrued liabilities                                                                   9                   (20)
                                                                                            -------               -------
      Changes in working capital accounts                                                   $    (1)              $   (25)
                                                                                            =======               =======

Short-term investments:
      Gross proceeds from maturities                                                        $     -                   139
      Gross purchases                                                                             -                  (114)
                                                                                            -------               -------
      Net proceeds                                                                          $     -               $    25
                                                                                            =======               =======

Notes payable:
      Gross proceeds from issuances                                                         $   962               $     -
      Gross repayments                                                                         (916)                    -
                                                                                            -------               -------
      Net proceeds                                                                          $    46               $     -
                                                                                            =======               =======

      The above changes exclude the effects of foreign exchange rate changes.

Cash paid during the period for:
      Interest (net of amount capitalized)                                                  $    42                $   47
                                                                                            =======                ======
      Income taxes                                                                          $    26                $   97
                                                                                            =======                ======

                Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                   Overview

            The Company manufactures and markets intermediate chemicals and specialty products, operating in a single industry segment. It conducts business primarily in the Americas, Europe, and the Asia Pacific region.

            Each of the Company's two principal manufacturing processes yields its key product, propylene oxide (PO), and one of two co-products, styrene monomer (SM) or tertiary butyl alcohol (TBA). The Company also manufactures numerous derivatives of PO and TBA. Among these are polyols, a key derivative of PO, and methyl tertiary butyl ether (MTBE), a principal derivative of TBA. The Company also manufactures and markets toluene diisocyanate (TDI). TDI and polyols are combined in the manufacture of polyurethanes. MTBE is used in oxygenated fuels and as an octane additive.

            During the second quarter 1997, the Company initiated a restructuring program designed to reduce annual fixed and controllable costs, currently about $750 million, by about $150 million. The program seeks to simplify the organization and streamline processes in plant operations, commercial activities, corporate staff functions, and research and development. The restructuring efforts are expected to continue through the end of 1998, with the cost reductions substantially in place by 1999. A key element of the program is the reduction of 800 to 1,100 employee and contractor positions on a current base of 5,300 positions. The Company expects to take a special charge to earnings in the second half of 1997 to account for the costs of the restructuring program.


                             Results of Operations

Product Volumes

            Sales and other operating revenues include the sales and processing volumes of the Company's core products and co-products for the periods indicated below. Core products include PO, PO derivatives, and TDI.

                                                      Three Months Ended           Six Months Ended
                                                           June 30,                    June 30,
                                                      ------------------           ----------------
                                                      1997          1996           1997        1996
                                                      ----          ----           ----        ----

                                                                         (Millions)
     Core products (pounds)                            974           834           1,976      1,729
     Co-products:
         SM and derivatives (pounds)                   627           691           1,335      1,350
         TBA and derivatives (gallons)                 260           257             520        532

The reported SM volumes include quantities processed for PO/SM II equity partners (SM equity volumes) under long-term processing arrangements. The SM equity volumes averaged approximately 200 million pounds per quarter in both 1997 and 1996. The 1996 data include SM derivatives sales volumes for periods prior to the September 30, 1996 sale of the plastics business.


Second Quarter 1997 versus Second Quarter 1996

Net Income

            Net income for the second quarter 1997 was $35 million compared with $81 million in the second quarter 1996. The $46 million decline was primarily due to lower margins for most products and increased costs as a result of scheduled maintenance turnarounds, partly offset by the benefit from higher PO and derivatives volumes.


Revenues

            Revenues of $956 million in the second quarter 1997 were comparable to revenues of $959 million in the second quarter 1996, as lower average sales prices offset the benefit of higher sales volumes. The lower average 1997 sales prices were primarily due to lower prices for PO derivatives, TDI, and MTBE, partly offset by higher prices for PO. Factors contributing to the lower 1997 prices included stronger price competition in PO derivatives and TDI markets, the expiration of most of the Company's long-term MTBE contracts, and the effect of a stronger U.S. dollar.

            Volumes for core products increased 17 percent in the second quarter 1997 versus the prior year period. The increase reflected higher volumes for PO derivatives and, to a lesser extent, TDI. PO derivatives volumes benefited from improved demand and temporary supply shortages for certain products. TDI volumes were higher due to the Olin acquisition and the increased availability of TDI from a plant in France. The French plant was under repair and operated at restricted rates in the 1996 period. The loss of SM derivatives volumes through the sale of the plastics business was essentially offset by increased SM volumes processed for the buyer of the plastics business. Other SM volumes declined due to the timing of export shipments.


Gross Profit

            Gross profit of $161 million in the second quarter 1997 decreased $55 million from $216 million in the 1996 second quarter, reflecting lower margins for most products and higher maintenance costs. Gross profit was 16.8 percent of sales in the second quarter 1997 compared to 22.5 percent in the 1996 period. The decline in gross profit margins is due to the combined effect of lower sales prices and higher costs for most feedstocks in the second quarter 1997 versus the 1996 period. Turnaround costs of $23 million in the 1997 period were $16 million higher, reflecting an increase in the number of scheduled plant maintenance turnarounds versus the prior year period. The Company estimates that plant turnaround costs will total $23 million in the second half of 1997.


Other

            Other expense of $1 million in 1997 compared to income of $9 million in 1996. The $10 million decrease is primarily due to a benefit from an insurance settlement included in the second quarter 1996 and lower interest income as a result of lower levels of cash and cash equivalents in the 1997 period.

            The Company expects its 1997 effective tax rate to be 34.0 percent compared to a 28.3 percent effective tax rate used in the second quarter 1996 and a final 1996 effective tax rate of 28.5 percent. The final 1996 rate reflected utilization of capital loss carryforwards and the utilization of foreign tax credits pursuant to the tax sharing agreement with ARCO.


Six Months Ended June 30, 1997 versus 1996

Net Income

            Net income for the six months ended June 30, 1997 was $83 million compared with $187 million for the comparable 1996 period. The $104 million decline was primarily due to lower margins for PO derivatives, TDI, and MTBE, which were only partly offset by the benefit from higher core product volumes. Maintenance costs were also higher due to an increase in the number of scheduled plant turnarounds in 1997.


Revenues

            Revenues of $1,985 million in the first six months of 1997 increased two percent compared to revenues of $1,941 million in the first six months of 1996, as higher net volumes were substantially offset by lower average sales prices. Volumes for core products increased 14 percent in the first six months of 1997 versus the prior year period. The increase reflected higher TDI volumes due to the Olin acquisition and the increased availability of TDI from the plant in France. Core product sales also reflected higher volumes for PO derivatives, which benefited from improved demand and temporary supply shortages for certain products. SM volumes declined slightly; the loss of SM derivatives volumes through the sale of the plastics business were essentially replaced by increased SM volumes processed for the buyer of the plastics business. TBA and derivative volumes decreased two percent, mainly due to a weak MTBE market in the first quarter 1997.

            Average sales prices were generally lower in the 1997 period versus 1996. Contributing to the weakness in 1997 prices were stronger competition in PO derivatives and TDI markets, expiration of most of the Company's long-term MTBE contracts, industry concerns over SM capacity additions in Asia, and the effect of a stronger U.S. dollar.


Gross Profit

            Gross profit of $346 million in the first six months of 1997 decreased $122 million from $468 million in the 1996 period, reflecting lower margins for most products and increased plant turnaround maintenance costs. Gross profit was 17.4 percent of sales in the 1997 period compared to 24.1 percent in the 1996 period. The decline in gross profit margins is due to the combined effect of lower sales prices and higher feedstock costs in the 1997 period versus the 1996 period.


Other

            Other expense of $2 million in the 1997 period compared to income of $18 million in the 1996 period. The $20 million decrease reflects the benefit of an insurance settlement included in the 1996 period, lower interest income as a result of lower levels of cash and cash equivalents in the 1997 period, and higher foreign exchange losses in 1997 due to the stronger U.S. dollar.

            The Company expects its 1997 effective tax rate to be 34.0 percent compared to a 31.0 percent effective tax rate used in the first six months of 1996 and a final 1996 effective tax rate of 28.5 percent. The final 1996 rate reflected utilization of capital loss carryforwards and the utilization of foreign tax credits pursuant to the tax sharing agreement with ARCO.


                              Financial Condition

Liquidity and Capital Resources

            As of June 30, 1997, the company had $88 million in cash and cash equivalents compared with $70 million at December 31, 1996. The Consolidated Statement of Cash Flows for the six months ended June 30, 1997 shows that net cash flows provided by operating activities were $210 million, whereas net cash flows used by investment and financing activities were $92 million and $96 million, respectively.

            Investment activities for the first six months 1997 included capital expenditures of $127 million. The Company's 1997 budget for plant and equipment is $453 million and is part of a five-year, $2.6 billion program primarily devoted to capacity expansion and growth. Minority interest includes equity contributions designated for specific capital projects. At June 30, 1997, the unexpended amounts were classified as deferred charges and other assets in the balance sheet.

            During July 1997, the Company negotiated a new revolving credit facility comprised of a $200 million credit agreement and a $300 million credit agreement, for a total commitment of $500 million. The $200 million credit agreement is renewable annually; the $300 million credit agreement has a term of five years. This facility replaces the previous $300 million revolving credit agreement. The new facility has a restrictive financial covenant that requires the Company to maintain a minimum consolidated net worth, as defined in the agreements, of $1.5 billion. The Company has no outstanding borrowing against the facility, which is used to back up the Company's commercial paper borrowing.

            During the second quarter 1997, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission for up to $350 million of debt securities. During the first quarter 1997, the Company executed an agreement to refinance two Dutch bank loans, having a combined principal balance of 300 million Dutch guilders ($158 million) and due in 1997, with one loan due in 2002.

            The Company paid dividends totaling $136 million during the first six months 1997, including a dividend of $.70 per share, totaling $68 million, during the quarter ended June 30, 1997. On July 17, 1997, the Board of Directors declared a dividend of $.70 per share on the Company's common stock, payable September 5, 1997.

            During the first quarter 1997, the Company revised its hedging strategy with respect to capital commitments related to construction of the new PO/SM plant in Rotterdam, the Netherlands. To take advantage of the strong U.S. dollar, the Company effectively terminated forward contracts in the notional amount of $127 million, and entered into purchased option contracts for approximately the same notional amount. Gains on the purchased options will be deferred and offset against the plant's construction costs. There were no deferred hedging gains as of June 30, 1997.

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

                          PART II. OTHER INFORMATION


Item 1.     Legal Proceedings

            Reference is made to the disclosures on page 10 of the Company's 1996 Annual Report on Form 10-K and on page 12 of the Company's first quarter 1997 Form 10-Q Report regarding other litigation.

            The Company responded in writing to the Commission's Statement of Objections on June 11, 1997 and requested an oral hearing to present its arguments. That hearing has been scheduled for August 6-8, 1997. The Company believes that the provisions in question are consistent with European law and are valid and enforceable and has so argued to the Commission.


Item 4.     Submission of Matters to a Vote of Security Holders

            The Company's annual meeting of stockholders was held on May 8, 1997. The stockholders elected all the Company's nominees for director, approved and ratified an amendment to the ARCO Chemical Company 1990 Long-Term Incentive Plan, and approved the appointment of Coopers & Lybrand L.L.P. as the Company's independent auditors for 1997. The votes were as follows:

            1.         Election of Directors:

                                                                 For                    Withheld
                                                                 ---                    --------

                       Walter F. Beran                        94,754,531                 293,022
                       Mike R. Bowlin                         94,757,520                 290,033
                       Anthony G. Fernandes                   94,757,826                 289,727
                       Alan R. Hirsig                         94,757,644                 289,909
                       Marie L. Knowles                       94,757,879                 289,674
                       James A. Middleton                     94,756,898                 290,655
                       Stephen R. Mut                         94,757,970                 289,583
                       Frank Savage                           94,755,754                 291,799
                       Marvin O. Schlanger                    94,758,620                 288,933
                       Robert H. Stewart, III                 94,754,525                 293,028
                       Walter J. Tusinski                     94,758,858                 288,695


            2.         Approval and ratification of amendment to the ARCO Chemical Company 1990
                       Long-Term Incentive Plan:

                       For                                    93,881,204
                       Against                                 1,054,753
                       Abstain                                   111,596


            3.         Approval of the Appointment of Coopers & Lybrand L.L.P.:

                       For                                    94,827,904
                       Against                                   170,850
                       Abstain                                    48,799

Item 5.     Other Information

CAUTIONARY STATEMENT FOR PURPOSES OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995


            The Private Securities Litigation Reform of 1995 (the "Act") provides a safe harbor for forward-looking statements to encourage companies to provide prospective information about their companies without fear of litigation so long as those statements are identified as forward-looking and are accompanied by meaningful, cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the statement. The Company is hereby filing cautionary statements to take advantage of the safe harbor provisions of the Act.

            From time to time the Company's management may wish to make forward-looking statements to inform more fully existing and potential security holders regarding various matters, including without limitation, projections regarding future income, sales volumes, production and capital spending, as well as predictions as to the timing and success of specific strategic initiatives, such as downstream integration, capacity additions, acquisitions, cost reduction programs, efficiency improvements, and new product and new market development. Forward-looking statements are generally accompanied by words such as estimate, project, predict, or expect that convey the uncertainty of future events or outcomes. The Company believes that the following are important factors that could cause the Company's actual results to differ materially from projections, forecasts, or estimates made by, or on behalf of, the Company.

     - Changes in the competitive environment, including the emergence of new competitors; the rate of capacity additions by competitors; the intensification of price competition in the Company's markets; and the introduction of new or substitute products by competitors.

     - General economic conditions and specific chemical industry cycles, including the dependence of certain Company products on cyclical demand in the housing and automotive markets.

     - Changes in the cost and availability of feedstocks, reflecting changes in the supply/demand balance in petrochemical feedstock, natural gas, and crude oil markets; and changes in the cost and availability of utilities, such as steam and electricity.


     - The level of worldwide demand growth for the Company's products, including the effect on demand of changes in the political, regulatory and economic climates of developing countries in Latin America, Eastern Europe and the Asia Pacific region.

     - Changes in or additions to federal, state, local, and foreign government legislation and regulations that may affect the demand for or the value of the Company's products, the cost of producing them, or the general levels of construction, maintenance, and operating costs.

     -   Technological innovations by competitors.

     - Hazards related to chemical operations. The Company's operations can be affected by disruptions at its facilities as well as at those of its suppliers or customers.

     - The Company's ability to implement its cost reduction program as well as the cost, timing and degree of success of such efforts.

     -   The Company's ability to complete construction projects on schedule.

            The factors identified in this statement are believed to be important factors, but not necessarily all of the important factors, that could cause actual results to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company. Unpredictable or unknown factors not discussed herein could also have material adverse effects on forward-looking statements.


Item 6.         Exhibits and Reports on Form 8-K

(a)    Exhibits:

       10.1 Term Loan Agreement, dated as of March 12, 1997, among ARCO Chemie Nederland, Ltd. (Rotterdam Branch), as Borrower, the Company, as Guarantor, Chase Investment Bank Limited, as Arranger, Chase Manhattan International Limited, as Agent, and the Banks listed therein.

       10.2 Credit Agreement A, dated as of July 23, 1997, among the Company, the Banks named therein and The First National Bank of Chicago, as Agent.

       10.3 Credit Agreement B, dated as of July 23, 1997, among the Company, the Banks named therein and The First National Bank of Chicago, as Agent.

       10.4 Amendment No. 7, dated as of July 29, 1997, to the ARCO Chemical Company 1990 Long-Term Incentive Plan.

       27       Financial Data Schedule for the six months ended June 30, 1997.



(b)    Reports on Form 8-K:

       The Company filed a Current Report on Form 8-K, dated June 27, 1997, which contained a press release, dated June 24, 1997, announcing the Company's cost reduction program.

       The Company filed a Current Report on Form 8-K, dated July 21, 1997, which announced the adoption of a restricted stock program for the compensation of directors serving on the Company's Board of Directors, who are neither directors, officers or employees of Atlantic Richfield Company nor officers or employees of the Company.

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



                                                  ARCO CHEMICAL COMPANY
                                                       (Registrant)


                                                  /s/ Van Billet
                                                  -----------------------------
                                                       (Signature)

                                                  Van Billet
                                                  Vice President
                                                  and Controller
                                                  (Duly Authorized Officer and
                                                  Chief Accounting Officer)



Dated: July 31, 1997

                                 EXHIBIT INDEX



Exhibit
Number                                Description
------                                -----------

   10.1 Term Loan Agreement, dated as of March 12, 1997, among ARCO Chemie Nederland, Ltd. (Rotterdam
                   Branch), as Borrower, the Company, as Guarantor, Chase Investment Bank Limited, as Arranger, Chase Manhattan International Limited, as Agent, and the Banks listed therein.

   10.2 Credit Agreement A, dated as of July 23, 1997, among the Company, the Banks named therein and The First National Bank of Chicago, as Agent.

   10.3 Credit Agreement B, dated as of July 23, 1997, among the Company, the Banks named therein and The First National Bank of Chicago, as Agent.

   10.4 Amendment No. 7, dated as of July 29, 1997, to the ARCO Chemical Company 1990 Long-Term Incentive Plan.

   27              Financial Data Schedule for the six months ended
                   June 30, 1997.