Form 10-Q
period 1997-09-30
ARCO CHEMICAL CO
filed 1997-10-31
CIK 819544

================================================================================
  ----------------------------------------------------------------------------
    ------------------------------------------------------------------------


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q

                        -------------------------------

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

                        -------------------------------

                         Commission file number 1-9678

                        -------------------------------

                             ARCO Chemical Company
            (Exact name of registrant as specified in its charter)

                        -------------------------------

           Delaware                                     51-0104393
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)

      3801 West Chester Pike
Newtown Square, Pennsylvania                          19073-2387
(Address of principal executive offices)              (Zip Code)

                        -------------------------------

                                (610) 359-2000
             (Registrant's telephone number, including area code)

                        -------------------------------


                                Not Applicable
    (Former name, former address and former fiscal year, if changed since last report)

                        -------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     Number of shares of Common Stock, $1.00 par value, outstanding as of September 30, 1997: 97,076,543.

    ------------------------------------------------------------------------
  ----------------------------------------------------------------------------
================================================================================

                         PART I. FINANCIAL INFORMATION

                Item 1. ARCO CHEMICAL COMPANY AND SUBSIDIARIES
                 CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                       CONSOLIDATED STATEMENTS OF INCOME
                 (Millions of Dollars, Except Per Share Data)



                                                      Three Months Ended                Nine Months Ended
                                                         September 30,                     September 30,
                                                   ------------------------          -----------------------
                                                      1997             1996             1997            1996
                                                      ----             ----             ----            ----
Sales and other operating revenues                 $ 1,004          $ 1,035          $ 2,989         $ 2,976
Costs and other operating expenses                     772              800            2,411           2,273
                                                   -------          -------          -------         -------
      Gross profit                                     232              235              578             703

Selling, general and administrative
  expenses                                              63               67              198             200
Research and development                                20               22               61              61
Restructuring and other charges                        175               --              175              --
                                                   -------          -------          -------         -------
      Operating (loss) income                          (26)             146              144             442

Interest expense                                        19               22               61              65
Other expense (income), net                             12               (8)              14             (26)
                                                   -------          -------          -------         -------
      (Loss) income before income taxes                (57)             132               69             403

Income tax (benefit) provision                         (20)              35               23             119
                                                   -------          -------          -------         -------

      Net (loss) income                            $   (37)         $    97          $    46         $   284
                                                   =======          =======          =======         =======

      (Loss) earnings per common share             $  (.38)         $  1.00          $   .47         $  2.94
                                                   =======          =======          =======         =======

      Cash dividends paid per common share         $   .70          $   .70          $  2.10         $  2.10
                                                   =======          =======          =======         =======

                            See accompanying notes.

                             ARCO CHEMICAL COMPANY
                          CONSOLIDATED BALANCE SHEETS
                             (Millions of Dollars)


                                                                 September 30,    December 31,
                                                                     1997             1996
                                                                     ----             ----
                                     ASSETS

Current assets:
     Cash and cash equivalents                                     $    54          $    70
     Accounts receivable                                               588              629
     Inventories                                                       523              536
     Prepaid expenses and other current assets                          39               37
                                                                   -------          -------
           Total current assets                                      1,204            1,272

Investments and long-term receivables                                   69               71
Property, plant and equipment, net                                   2,523            2,622
Deferred charges and other assets (net of
   accumulated amortization of $116 in 1997
   and $312 in 1996)                                                   364              429
                                                                   -------          -------
           Total assets                                            $ 4,160          $ 4,394
                                                                   =======          =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable                                                 $   156          $   150
     Long-term debt due within one year                                 24               25
     Accounts payable                                                  259              349
     Taxes payable                                                       6               19
     Other accrued liabilities                                         305              229
                                                                   -------          -------
           Total current liabilities                                   750              772
                                                                   -------          -------

Long-term debt                                                         802              844
Other liabilities and deferred credits                                 213              171
Deferred income taxes                                                  378              408
Minority interest                                                      218              185

Stockholders' equity:
     Common stock                                                      100              100
     Additional paid-in capital                                        879              875
     Retained earnings                                                 904            1,062
     Foreign currency translation                                       (6)              64
     Treasury stock, at cost                                           (78)             (87)
                                                                   -------          -------
Total stockholders' equity                                           1,799            2,014
                                                                   -------          -------

           Total liabilities and stockholders' equity              $ 4,160          $ 4,394
                                                                   =======          =======

                             See accompanying notes.

                             ARCO CHEMICAL COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Millions of Dollars)


                                                            Nine Months Ended
                                                               September 30,
                                                            ------------------
                                                             1997         1996
                                                             ----         ----
Cash flows from operating activities
      Net income                                            $  46        $ 284
      Adjustments to reconcile net income to net cash
          provided by operating activities:
            Depreciation and amortization                     172          165
            Restructuring and other charges                   175           --
            Changes in working capital accounts               (73)          10
            Other                                              26          (20)
                                                            -----        -----

      Net cash provided by operating activities               346          439
                                                            -----        -----

  Cash flows from investing activities
      Capital expenditures                                   (188)        (158)
      Proceeds from short-term investments                     --           25
      Other                                                    37           31
                                                            -----        -----

      Net cash used in investing activities                  (151)        (102)
                                                            -----        -----

Cash flows from financing activities
      Dividends paid                                         (203)        (203)
      Repayment of long-term debt                            (173)         (17)
      Proceeds from issuance of long-term debt                158           --
      Other                                                    12           13
                                                            -----        -----

      Net cash used in financing activities                  (206)        (207)
                                                            -----        -----

Effect of exchange rate changes on cash                        (5)          (3)
                                                            -----        -----

Net (decrease) increase in cash and cash equivalents          (16)         127

Cash and cash equivalents at beginning of year                 70          235
                                                            -----        -----

Cash and cash equivalents at end of period                  $  54        $ 362
                                                            =====        =====

                            See accompanying notes.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


NOTE A.   Basis of Presentation

          The foregoing financial information is unaudited and has been prepared from the records of ARCO Chemical Company (the Company). In the opinion of management, the financial information reflects all adjustments (consisting only of items of a normal recurring nature, except for the restructuring and other charges) necessary for a fair statement of financial position and results of operations in conformity with generally accepted accounting principles. Certain amounts in 1996 have been reclassified for comparative purposes. These interim financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 1996.


NOTE B.   Geographic Information

          The Company is an international manufacturer of intermediate chemicals and specialty chemical products which it markets principally to other industrial concerns. The Company operates in one industry segment. The geographic distribution of the Company's markets is indicated by the table below. Total revenues are summarized geographically by destination (customer location) and by origin (point of sale); intercompany sales between geographic areas are excluded.


                                            Three Months Ended               Nine Months Ended
                                               September 30,                   September 30,
                                          ----------------------           ---------------------
                                          1997              1996           1997             1996
                                          ----              ----           ----             ----

                                                           (Millions of Dollars)
Total revenues (by destination)
      United States                     $   501          $   563          $ 1,512          $ 1,580
      Europe                                257              266              776              812
      Other foreign                         246              206              701              584
                                        -------          -------          -------          -------
            Total                       $ 1,004          $ 1,035          $ 2,989          $ 2,976
                                        =======          =======          =======          =======

Total revenues (by origin)
      United States                     $   607          $   629          $ 1,828          $ 1,759
      Europe                                288              313              857              961
      Other foreign                         109               93              304              256
                                        -------          -------          -------          -------
            Total                       $ 1,004          $ 1,035          $ 2,989          $ 2,976
                                        =======          =======          =======          =======

Pretax (loss) earnings
      United States                     $    (7)         $   120          $   189          $   383
      Europe                                (18)              28              (48)              89
      Other foreign                         (13)               6              (11)              (4)
      Interest expense                      (19)             (22)             (61)             (65)
                                        -------          -------          -------          -------
            Total                       $   (57)         $   132          $    69          $   403
                                        =======          =======          =======          =======



          Pretax earnings include royalty charges made to foreign operations for the use of Company technology. The loss in 1997 reflects restructuring and other charges in the United States, Europe, and other foreign of $124 million, $40 million, and $11 million, respectively.

NOTE C.   Inventories

          Inventories at September 30, 1997 and December 31, 1996 comprised the following categories:

                                                1997         1996
                                                ----         ----

                                              (Millions of Dollars)

     Finished goods                             $365         $392
     Work-in-process                              37           38
     Raw materials                                79           62
     Materials and supplies                       42           44
                                                ----         ----
           Total                                $523         $536
                                                ====         ====



NOTE D.   Property, Plant and Equipment, Net

          Property, plant and equipment, at cost, and related accumulated depreciation at September 30, 1997 and December 31, 1996 were as follows:

                                                1997         1996
                                                ----         ----

                                             (Millions of Dollars)

     Property, plant and equipment            $4,114       $4,152
     Less:  accumulated depreciation           1,591        1,530
                                              ------       ------

           Total                              $2,523       $2,622
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

          At September 30, 1997, the Company's environmental reserve totaled $46 million, which reflected the Company's latest assessment of potential future remediation costs associated with existing sites. A significant portion of the reserve is related to the Beaver Valley plant site, located in Monaca, Pennsylvania.

The Company sold the Beaver Valley plant assets to NOVA Chemicals Inc. (NOVA) on September 30, 1996, but currently retains ownership of the land at the Beaver Valley plant site as well as responsibility for remediation of the land, substantial portions of which are leased to NOVA. On October 20, 1997, the Company and the Pennsylvania Department of Environmental Protection (PADEP) entered into a consent agreement that acknowledged the completion of remedial investigations and conditionally approved the proposed remediation methods at the Beaver Valley plant site, all pursuant to a 1994 work plan previously agreed to by the Company and PADEP. Final approval of the remediation methods is subject to PADEP's approval of risk assessment studies to be submitted by the Company in the near future. The Company also has an agreement with another responsible party whereby that party has agreed to pay for approximately 50 percent of the Beaver Valley plant site remediation costs.

          The remainder of the reserve is related to four other plant sites and one federal Superfund site for amounts ranging from $2 million to $13 million per site. The Company is involved in administrative proceedings or lawsuits relating to eight other Superfund sites. However, the Company estimates, based on currently available information, that potential loss contingencies associated with these sites, individually and in the aggregate, are not significant. Substantially all amounts reserved are expected to be paid out over the next five to ten years.

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

NOTE F.   Earnings Per Common Share

          Earnings per common share for the three- and nine-month periods ended September 30, 1997 are computed based on 97.0 million and 96.9 million weighted average shares outstanding, respectively. Earnings per common share for the three- and nine-month periods ended September 30, 1996 are computed based on
96.7 million and 96.6 million weighted average shares outstanding, respectively. The effect of stock options issued under the 1987 Executive Long-Term Incentive Plan and the 1990 Long-Term Incentive Plan on the computation of primary and fully diluted earnings per common share was not material.

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


NOTE G.   Supplemental Cash Flow Information

          Following is supplemental cash flow information for the nine months ended September 30, 1997 and 1996:

                                                                   1997           1996
                                                                   ----           ----
                                                                  (Millions of Dollars)
Changes in working capital-increase (decrease) in cash:
      Accounts receivable                                          $ 13          $ 14
      Inventories                                                     2           (11)
      Prepaid expense and other current assets                      (11)          (23)
      Accounts payable                                              (73)           34
      Taxes payable                                                 (12)            3
      Other accrued liabilities                                       8            (7)
                                                                   ----          ----
      Changes in working capital accounts                          $(73)         $ 10
                                                                   ====          ====

      The above changes exclude the effects of the 1997 restructuring and other charges, the 1996 sale of the plastics business, and foreign exchange rate changes.

Short-term investments:                                            $  --         $ 139
      Gross proceeds from maturities
      Gross purchases                                                 --          (114)
                                                                   -----         -----
      Net proceeds                                                 $  --         $  25
                                                                   =====         =====

Cash paid during the period for:
      Interest (net of amount capitalized)                         $  59         $  66
                                                                   =====         =====
      Income taxes                                                 $  39         $ 129
                                                                   =====         =====

Noncash investing activities:
      Noncash aspects of asset sale
            Net assets sold                                        $  --         $ 160
            Receivable from the sale of assets                        --          (160)


The assets and liabilities sold to NOVA were removed from the Company's September 30, 1996 balance sheet and a corresponding receivable from the sale of assets was recorded. Cash proceeds from the sale were received on October 1, 1996.


NOTE H.   Restructuring and Other Charges

          During the third quarter 1997, the Company recorded a pretax charge of $175 million related to a previously announced restructuring program, which included a review of all operations and assets. Activities related to the restructuring program are expected to continue through the end of 1998. The restructuring charge included $75 million of personnel-related costs and $23 million of exit costs. Other charges included $77 million related to the review of assets.

          Personnel costs included severance, pension enhancements, and other ancillary costs for the reduction of approximately 630 employees worldwide in manufacturing, commercial, research, and administrative activities. Severance payments and other ancillary costs, which will be paid from Company funds, account for $62 million of the accrued liability. Certain of these payments can be deferred at the election of employees, and the Company estimates that such payments will take place over the next two to three years. Pension enhancements account for $13 million of the accrued liability and will be paid from the assets of qualified pension plans, which the Company funds on a long-term basis. Exit costs include costs of canceling long-term contracts and leases related to certain production, sales and administrative facilities. Through September 30, 1997, neither the number of terminations nor the amount of payments was significant.

          As part of the restructuring program, the Company reviewed its existing asset base. The charge of $77 million includes valuation adjustments of certain assets, principally license agreements, other intangibles and site-specific production assets, which have decreased ongoing utility in light of the restructured operations, the Company's current strategic direction, and the current competitive environment. At September 30, 1997, the asset valuation adjustments, totaling $52 million, were reflected in Property, Plant and Equipment and Deferred Charges and Other Assets on the consolidated balance sheet. The Company also accrued a liability of $25 million for the cost of upgrading certain domestic production facilities to comply with regulatory standards.

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


                                                Three Months Ended           Nine Months Ended
                                                    September 30,              September 30,
                                                -------------------         ------------------
                                                1997           1996         1997          1996
                                                ----           ----         ----          ----

                                                                  (Millions)
     Core products (pounds)                    1,060           895         3,036         2,624

     Co-products:
         SM and derivatives (pounds)             607           730         1,942         2,080
         TBA and derivatives (gallons)           269           303           789           835

The reported SM volumes include quantities processed for PO/SM II equity partners (SM equity volumes) under long-term processing arrangements. The SM equity volumes averaged approximately 200 million pounds per quarter in both 1997 and 1996. The 1996 data include SM derivatives sales volumes for periods prior to September 30, 1996 when the plastics business was sold.

Third Quarter 1997 versus Third Quarter 1996

Net Income

          The net loss of $37 million for the third quarter 1997 compares to net income of $97 million in the third quarter 1996. The $134 million decrease included a $116 million after-tax charge for costs associated with the Company's restructuring program and asset reviews. The remaining $18 million decrease was primarily due to foreign exchange-related costs.

Revenues

          Revenues of $1,004 million in the third quarter 1997 decreased three percent from revenues of $1,035 million in the third quarter 1996, as lower average sales prices were only partially offset by the effect of higher sales volumes. The lower average 1997 sales prices were due to a combination of lower market prices, product mix and foreign exchange rates. Prices for PO derivatives and TDI were generally lower due to stronger price competition in their respective markets and the effect of a stronger U.S. dollar on foreign sales. These were only partly offset by higher prices for PO. Lower 1997 prices for co-products, MTBE and SM, reflected expiration of a significant portion of the Company's long-term, fixed-fee MTBE contracts, lower SM market prices, and replacement of divested plastics business sales with SM processing fees.

          Volumes for core products increased 18 percent in the third quarter 1997 versus the prior year period. TDI volumes were higher due to the Olin acquisition and the increased availability of TDI from a plant in France. The French plant operated at lower rates in the 1996 period. PO and derivatives volumes benefited from improved demand and temporary industry supply shortages for certain products. SM and derivatives volumes decreased 17 percent. The loss of SM derivatives volumes through the sale of the plastics business was essentially offset by increased SM volumes processed for the buyer of the plastics business. However, other SM volumes declined due to a weaker export market in 1997. TBA and derivatives volumes decreased 11 percent, reflecting lower MTBE volumes in 1997 compared to the 1996 period when MTBE volumes were unusually high as customers replenished low inventories.

Gross Profit

          Gross profit of $232 million in the third quarter 1997 declined slightly from third quarter 1996 gross profit of $235 million, however gross profit was 23.1 percent of sales in the third quarter 1997 compared to 22.7 percent in the 1996 period. The gross profit rate improvement primarily reflected a more favorable product mix as most product lines had lower year-to-year margins. The decrease in individual product margins was due to the combined effect of flat to lower sales prices for most products and higher costs for most feedstocks in the third quarter 1997 versus the 1996 period. The effect of the lower product margins was offset by volume and mix effects. The Company did not make a provision for environmental remediation costs in the 1997 third quarter; a $4 million provision was made in the 1996 period.

Other

          During the third quarter 1997, the Company recorded a pretax charge of $175 million to cover the costs of its restructuring program, including personnel related costs and costs related to exit activities, as well as charges for asset valuation write downs and liabilities related to certain assets. The restructuring program seeks to simplify the organization and streamline operations. The restructuring efforts are expected to continue through the end of 1998, with the cost reductions substantially in place by the end of 1998. A key element of the program is the reduction of approximately 900 employee and contractor positions. The

Company has accrued $75 million for involuntary terminations covering 630 employee positions. The balance of the head count reductions has been achieved through voluntary employee resignations and elimination of contractor positions. The Company also accrued $23 million for exit costs related to the restructuring and $77 million in connection with the other actions taken. See Note H of Notes to Consolidated Financial Statements.

          Other expense of $12 million in 1997 compared to income of $8 million in 1996. The $20 million decrease is primarily due to charges associated with changes in the Company's foreign exchange hedging program during 1997, higher 1997 unrealized foreign exchange losses as a result of weaker Asian currencies, and lower interest income as a result of lower levels of cash and cash equivalents in the 1997 period.

          The Company expects its 1997 effective tax rate to be 34.0 percent compared to a final 1996 effective tax rate of 28.5 percent. The lower 1996 rate reflected utilization of capital loss carryforwards and the utilization of foreign tax credits pursuant to the tax sharing agreement with ARCO.

Nine Months Ended September 30, 1997 versus 1996

Net Income

          Net income for the nine months ended September 30, 1997 was $46 million compared with $284 million for the comparable 1996 period. The $238 million decline reflected the $116 million after-tax charge in the third quarter 1997 for the restructuring and asset review programs. The remaining $122 million decrease primarily reflected lower margins for PO derivatives, TDI, and MTBE, and, to a lesser extent, higher 1997 charges related to foreign exchange and maintenance turnaround costs.

Revenues

          Revenues of $2,989 million in the first nine months of 1997 were flat compared to revenues of $2,976 million in the first nine months of 1996, as higher net volumes were substantially offset by lower average sales prices. Volumes for core products increased 16 percent in the first nine months of 1997 versus the prior year period. The increase reflected higher TDI volumes due to the Olin acquisition and the increased availability of TDI from the plant in France. Core product sales also reflected higher volumes for PO derivatives, which benefited from improved demand and temporary supply shortages for certain products, partly offset by lower PO volumes. SM and derivatives volumes decreased seven percent. The loss of SM derivatives volumes through the sale of the plastics business was essentially offset by increased SM volumes processed for the buyer of the plastics business. However, other SM volumes declined due to a weaker export market in 1997. TBA and derivative volumes decreased six percent.

          Average sales prices were generally lower in the 1997 period versus 1996. Contributing to the lower 1997 prices were stronger competition in PO derivatives and TDI markets, expiration of most of the Company's long-term, fixed-fee MTBE contracts, industry concerns over SM capacity additions in Asia, the effect of a stronger U.S. dollar, and replacement of divested plastics business sales with SM processing fees.

Gross Profit

          Gross profit of $578 million in the first nine months of 1997 decreased $125 million from $703 million in the 1996 period, reflecting lower margins for most products and increased plant turnaround maintenance costs. Gross profit was 19.3 percent of sales in the 1997 period compared to 23.6 percent in the 1996 period. The decline in gross profit margins was due to the combined effect of lower sales prices and higher feedstock costs in the 1997 period versus the 1996 period. Maintenance costs were $15 million higher due to an increase in the number of scheduled plant maintenance turnarounds in 1997.

Other

          During the third quarter 1997, the Company recorded a pretax charge of $175 million to cover the costs of its previously announced restructuring program, as explained in Note H of Notes to Consolidated Financial Statements.

          Other expense of $14 million in the 1997 period compared to income of $26 million in the 1996 period. The $40 million decrease reflects charges associated with changes in the Company's foreign exchange hedging strategy in 1997, higher 1997 foreign exchange losses, lower interest income as a result of lower levels of cash and cash equivalents in the 1997 period, and the benefit of an insurance settlement included in the 1996 period.

                               Financial Condition

Liquidity and Capital Resources

          As of September 30, 1997, the Company had $54 million in cash and cash equivalents compared with $70 million at December 31, 1996. The Consolidated Statement of Cash Flows for the nine months ended September 30, 1997 shows that net cash flows provided by operating activities were $346 million, whereas net cash flows used by investing and financing activities were $151 million and $206 million, respectively.

          Investment activities for the first nine months 1997 included capital expenditures of $188 million. The Company's 1997 capital spending is part of a five-year, $2.6 billion program primarily devoted to capacity expansion and growth. Minority interest includes equity contributions designated for specific capital projects. At September 30, 1997, the unexpended amounts were classified as deferred charges and other assets in the balance sheet.

          During the third quarter 1997, the Company revised its hedging strategy with respect to capital commitments related to construction of the new PO/SM plant in Rotterdam, the Netherlands. To take advantage of the stronger U.S. dollar, the Company effectively terminated purchased option contracts entered into in the first quarter 1997 in the notional amount of $119 million, and entered into forward contracts in the notional amount of $209 million. Additionally, the Company effectively terminated purchased option contracts entered into in 1995 in the notional amount of $99 million, and entered into purchased option contracts in the notional amount of $81 million. Unamortized option premiums associated with the terminated option contracts were charged to expense in the third quarter 1997. Gains on the purchased options will be deferred and offset against the plant's construction costs. Gains and losses on the forward contracts will be deferred when the construction contracts are executed, currently projected to be in the fourth quarter 1997. There were no deferred hedging gains as of September 30, 1997.

          During July 1997, the Company negotiated a new revolving credit facility, which comprised a $200 million credit agreement and a $300 million credit agreement, for a total commitment of $500 million. The $200 million credit agreement is renewable annually; the $300 million credit agreement has a term of five years. This facility replaces the previous $300 million revolving credit agreement. The new facility has a restrictive financial covenant that requires the Company to maintain a minimum consolidated net worth, as defined in the agreements, of $1.5 billion. The Company has no outstanding borrowing against the facility, which is used to back up the Company's commercial paper borrowing.

          During the second quarter 1997, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission for up to $350 million of debt securities. In the first quarter 1997, the Company executed an agreement to refinance two Dutch bank loans, having a combined principal balance of 300 million Dutch guilders ($158 million) and due in 1997, with one loan due in 2002.

          The Company paid dividends totaling $203 million during the first nine months 1997, including a dividend of $.70 per share, totaling $68 million, during the quarter ended September 30, 1997. On October 16, 1997, the Board of Directors declared a dividend of $.70 per share on the Company's common stock, payable December 5, 1997.

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

                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

          Reference is made to the disclosure on pages 9-10 of the Company's 1996 Annual Report on Form 10- K regarding the site of the Company's former plant located in Monaca, Pennsylvania (Beaver Valley):

          Certain organic waste material is contained in the soil and ground water at the site of the Company's former plant located in Monaca, Pennsylvania (Beaver Valley). In 1994, the Company entered into a Consent Order and Agreement (the First Consent Agreement) with the Pennsylvania Department of Environmental Protection (PADEP) pursuant to which the Company and PADEP agreed upon a work plan for testing and remedial process design with regard to the conditions at the Beaver Valley site (Site). That work plan has been completed. On October 20, 1997, the Company entered into a second Consent Order and Agreement (the Second Consent Agreement) with PADEP which terminates the First Consent Agreement. The Second Consent Agreement carries forward in a limited fashion the monetary penalties contained in the First Consent Order, which will be imposed only if the Company fails to meet certain deadlines for submitting Risk Assessment Studies to PADEP for review and approval. In the Second Consent Agreement, PADEP approved the Site characterization information previously submitted by the Company for all areas of the Site and acknowledged their completion. Furthermore, PADEP conditionally approved the Company's Site-specific remedies and found that they complied with the Land Recycling and Environmental Remediation Standards Act. Final approval of the Site-specific remedies is subject to PADEP's approval of Risk Assessment Studies to be submitted by the Company. Upon approval by PADEP, the Company will commence the remediation of the Site. Remediation is expected to last approximately two years.

          The Company has an agreement with Beazer East, Inc. (Beazer), the successor to Koppers Inc. (the previous owner of the Beaver Valley plant), whereby Beazer agreed to pay for approximately 50 percent of the cost of the remediation. Beazer is also a signatory to the Second Consent Agreement. The Company and Beazer have reached an agreement with the U.S. government pursuant to which the government will pay 28.5 percent of the costs incurred by the Company and Beazer for remediation of substantial portions of the Beaver Valley site.

          The Company sold the Beaver Valley plant assets to NOVA Chemicals Inc.
(NOVA) on September 30, 1996, but currently retains ownership of the Beaver Valley land, substantial portions of which are being leased to NOVA. NOVA agreed to assume ownership of the leased portions of the Beaver Valley land after the Company finalized the Second Consent Agreement. The process of transferring the land to NOVA has begun. The Company will retain responsibility for the remediation of the land as required by the Second Consent Agreement.


Item 5.   Other Information

          The Company's 1998 Annual Meeting of Stockholders is currently scheduled to be held on Thursday, May 14, 1998. Stockholder proposals intended to be presented at the 1998 Annual Meeting must be received by December 1, 1997. Such proposals should be addressed to the Secretary, ARCO Chemical Company, 3801 West Chester Pike, Newtown Square, Pennsylvania 19073.


Item 6.   Exhibits and Reports on Form 8-K

(a)   Exhibits:

      12  Statements re: Computation of Ratios.

      27  Financial Data Schedule for the nine months ended September 30, 1997.

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



                                         ARCO CHEMICAL COMPANY
                                              (Registrant)


                                         /s/ Van Billet
                                         ----------------------------------
                                                     (Signature)

                                         Van Billet
                                         Vice President
                                         and Controller
                                         (Duly Authorized Officer and
                                         Chief Accounting Officer)


Dated: October 31, 1997

                                 EXHIBIT INDEX



Exhibit
Number                         Description
-------                        -----------

   12              Statement re: Computation of Ratios

   27              Financial Data Schedule for the nine months ended
                   September 30, 1997.