Form 10-K405
period 1997-12-31
ARCO CHEMICAL CO
filed 1998-03-13
CIK 819544

                                      LOGO
                            OF ARCO CHEMICAL COMPANY





                           ANNUAL REPORT ON FORM 10-K
                                      1997

                                     1997

                                   FORM 10-K

                               ----------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

[No Fee Required]

For the fiscal year ended December 31, 1997

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

                                                    NAME OF EACH
                                                      EXCHANGE
                                                      ON WHICH
         TITLE OF EACH CLASS                         REGISTERED
         -------------------                        ------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant on February 6, 1998, based on the closing price on the New York Stock Exchange composite tape on that date, was $813,716,277.

Number of shares of Common Stock, $1.00 par value, outstanding at December 31, 1997: 97,177,230.

                      DOCUMENTS INCORPORATED BY REFERENCE

The registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1997 (incorporated by reference under Part III).

                               TABLE OF CONTENTS

                                     PART I

                                                                           PAGE
    ITEM                                                                   ----
  1. and 2. Business and Properties.....................................     1
              General Development of Business...........................     1
              Industry Segment and Geographic Disclosure................     1
              Summary Description of Business and Products..............     1
              Sales and Marketing.......................................     4
              Joint Ventures and Other Arrangements.....................     5
              Research and Development..................................     5
              Raw Materials.............................................     5
              Competition...............................................     6
              Properties and Production Facilities......................     7
              Patents, Trade Names, and Trademarks......................     8
              Environmental Matters.....................................     8
              Human Resources...........................................     9
        3.  Legal Proceedings...........................................     9
        4.  Submission of Matters to a Vote of Security Holders.........    11

                               ---------------------------
            Executive Officers of the Company...........................    12

                                    PART II

            Market for Registrant's Common Stock and Related Stockholder
        5.  Matters.....................................................    14
        6.  Selected Financial Data.....................................    15
        7.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations..................................    15
        8.  Financial Statements........................................    22
        9.  Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure...................................    48

                                    PART III

       10.  Directors and Executive Officers of the Registrant..........    48
       11.  Executive Compensation......................................    48
            Security Ownership of Certain Beneficial Owners and
       12.  Management..................................................    48
       13.  Certain Relationships and Related Transactions..............    48

                                    PART IV

       14.  Exhibits and Reports on Form 8-K............................    48

                                      (i)

                                    PART I


ITEMS 1. AND 2.BUSINESS AND PROPERTIES

GENERAL DEVELOPMENT OF BUSINESS

  ARCO Chemical Company (the Company) is a Delaware corporation with its principal executive offices at 3801 West Chester Pike, Newtown Square, Pennsylvania 19073-2387 (telephone no. 610-359-2000). The Company is the successor to certain portions of the ARCO Chemical Division of Atlantic Richfield Company (ARCO), a Delaware corporation. On June 9, 1987, ARCO transferred substantially all of the assets and liabilities of the oxygenates and polystyrenics businesses of the then ARCO Chemical Division to the Company in exchange for 80,000,001 shares of common stock. On October 5, 1987, the Company completed an initial public offering of 19,550,000 shares of common stock. As of February 6, 1998, ARCO's 80,000,001 shares represented approximately 82.3 percent of the outstanding shares of common stock. See Item 13.

  Prior to October 5, 1987, the Company and ARCO entered into a number of agreements for the purpose of defining their ongoing relationship. These agreements were developed in connection with the establishment of the Company by ARCO, and, therefore, were not the result of arm's length negotiations between independent parties. For additional information relating to certain continuing relationships between the Company and ARCO, including potential conflicts of interest, see Item 13 and Note 3 of Notes to Consolidated Financial Statements.

  During 1997, the Company initiated a restructuring program to simplify the Company's organization, streamline operations and reduce costs. The restructuring efforts are expected to continue through 1998, with the cost reduction initiatives substantially in place by the end of the year. The Company expects to realize the full benefits of the program in 1999. Key elements of the program include the reduction of approximately 900 employee and contractor positions and the closure of certain production, sales and administrative facilities. As part of the restructuring program, the Company reviewed its existing asset base and wrote down the value of certain assets, principally license agreements, other intangibles and site-specific production assets, which have decreased utility in light of the restructured operations, the Company's strategic direction, and the current competitive environment. See Note 20 of Notes to Consolidated Financial Statements.

INDUSTRY SEGMENT AND GEOGRAPHIC DISCLOSURE

  The Company operates in one industry segment. Reference is made to Note 4 of Notes to Consolidated Financial Statements for disclosure of financial information by geographic location.

SUMMARY DESCRIPTION OF BUSINESS AND PRODUCTS

  The Company, including its subsidiaries, is a leading international manufacturer and marketer of intermediate chemicals and specialty chemical products used in a broad range of consumer goods. The Company operates in a single industry segment and conducts business primarily in the Americas, Europe, and the Asia Pacific region.

  The Company's core product is propylene oxide (PO), which it produces through two distinct technologies based on indirect oxidation (peroxidation) processes that yield co-products. One process yields tertiary butyl alcohol
(TBA) as the co-product; the other process yields styrene monomer (SM) as the co-product. The two technologies are mutually exclusive such that either a dedicated PO/TBA plant or a dedicated PO/SM plant must be built.

  The Company also manufactures numerous derivatives of PO and TBA. Among these are polyols, a key derivative of PO, and methyl tertiary butyl ether
(MTBE), a principal derivative of TBA. MTBE is used in oxygenated fuels and as an octane additive. In 1995, the Company began selling TDI obtained under long-term supply agreements with Rhone-Poulenc. With the 1996 acquisition of TDI production facilities from Olin Corporation (Olin), the Company also manufactures TDI. TDI and polyols are combined in the manufacture of polyurethanes.

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

 Propylene Oxide and Derivatives

  Propylene oxide is a commodity chemical that the Company consumes directly or delivers to the merchant market through processing or sales agreements for further conversion by its customers into derivative products, including polyols for polyurethane applications, propylene glycols and PGEs, and various other chemical products. Revenues for PO and derivatives constituted 49 percent, 47 percent, and 45 percent, respectively, of the Company's total 1997, 1996, and 1995 revenues. In the aggregate, the Company consumed approximately 59 percent of its PO production in 1997 for the production of derivatives. See Item 7 for additional discussion.

  Based on published data, worldwide demand for PO was estimated at approximately 9.1 billion pounds in 1997. Approximately 90 percent of that volume was consumed in the manufacture of three families of derivative products: polyols, PG, and PGE.

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

 Isocyanates

  In January 1995, the Company entered into long-term agreements with Rhone-Poulenc for the supply of TDI, which the Company markets to customers. On December 4, 1996, the Company purchased substantially all of the assets of Olin's TDI and aliphatic diisocyanate (ADI) businesses. The purchase included Olin's TDI and ADI production facilities at Lake Charles, Louisiana, and certain related assets, including trademarks, patents and technology. Also, see Note 21 of Notes to Consolidated Financial Statements. TDI complements the Company's existing line of polyols products and strengthens its position as a chemical supplier to the polyurethanes market. ADI is used in coatings, sealants, adhesives and elastomers. See Item 7 for additional discussion.

 Tertiary Butyl Alcohol and Derivatives

  Tertiary butyl alcohol is the major co-product of one of the Company's two PO processes. The Company utilizes most of its TBA, combined with methanol, to make MTBE, a gasoline blending component that increases octane and reduces emissions. The Company also has the capability to produce ETBE, an alternative gasoline blending component. ETBE is manufactured from TBA and ethanol and has a lower vapor pressure than MTBE or ethanol. Revenues for TBA and derivatives constituted 26 percent, 29 percent, and 27 percent, respectively, of the Company's total 1997, 1996, and 1995 revenues. See Item 7 for additional discussion.

  Worldwide demand for MTBE in 1997 was approximately 400 thousand barrels per day, based on published data. Worldwide MTBE demand has increased dramatically over the past several years as a result of the U.S. Clean Air Act Amendments of 1990 (the Amendments), state and local regulations and the need for incremental octane in gasoline in the U.S. and other countries. In the U.S., the Amendments set minimum levels for oxygenates, such as MTBE, in gasoline sold in areas not meeting specified air quality standards. The Environmental Protection Agency proposed a reduction in permissible ozone levels in the U.S. which, if adopted, may create additional demand for MTBE. However, other federal and local legislative initiatives, challenging the use of MTBE, could adversely affect demand for MTBE.

  Studies by federal and state agencies and other organizations have shown that MTBE is safe for use in gasoline and is effective in reducing automotive emissions. However, the presence of MTBE in some water supplies in California due to gasoline leaking from underground storage tanks and in surface water from recreational water craft has led to public concern that MTBE may contaminate drinking water supplies, and thereby result in a possible health risk. Federal and state programs are in place that require the cleanup of gasoline leaks. However, heightened public awareness about MTBE has resulted in certain state and federal legislative initiatives that either seek to rescind the oxygenate requirement for reformulated gasoline sold in California or restrict the use of MTBE. Such legislative initiatives, if enacted, could reduce demand for MTBE in California and may in the longer term adversely impact oxygenated fuel programs throughout the United States and the world. In addition, restrictions on the use of MTBE in California could affect the Company's MTBE sales in California, including sales under a contract with ARCO, which is the Company's largest MTBE contract. However, with additional capital investment, the Company has the capability to convert its MTBE production units to make a lower value product.

 Styrene Monomer

  Styrene is the major co-product of the second of the Company's two PO processes. Styrene is a commodity chemical produced and traded worldwide. Based on published data, worldwide demand in 1997 was approximately 39 billion pounds. The major markets include commodity and specialty polymer applications, such as polystyrene, ABS, EPS and polyester resins, as well as various rubber industry uses. Revenues for SM and derivatives constituted 10 percent, 15 percent, and 20 percent, respectively, of the Company's total 1997, 1996, and 1995 revenues. The Company delivers most of its styrene production to the U.S. merchant market and to selected export markets through sales or processing agreements. See Item 7 for additional discussion. The Company utilized about 12 percent of its styrene production in 1995 for the manufacture of derivatives. With the sale of the plastics business to NOVA Chemicals Inc. (NOVA) on September 30, 1996, the Company no longer manufactures or sells styrene monomer derivatives. The Company has substantially replaced this volume by entering into a long-term processing agreement to process approximately the same volume of SM for NOVA that had been consumed by the plastics business before its sale.

SALES AND MARKETING

  In 1997, most of the Company's revenues were derived from sales to, or processing agreements with, unrelated third parties. Over the past three years, no single unrelated third-party customer, nor any related party customer, accounted for more than 10 percent of total revenues in any one year.

  The Company delivers products through sales agreements, processing agreements, and spot sales. The Company purchases limited amounts of MTBE and SM for resale to the extent that customer demand for these co-products exceeds the Company's production. Production levels of co-products are based upon the demand for PO and the market economics of the co-products.

  For several years, the Company has followed the practice of entering into multi-year PO processing or sales agreements in an effort to mitigate the adverse impact of competitive factors and economic business cycles on demand for the Company's PO. The Company has also entered into a number of multi-year SM sales and processing agreements and MTBE sales agreements.

  The SM processing agreements include long-term processing agreements providing for the delivery of fixed annual quantities of SM--see Joint Ventures and Other Arrangements below. On September 30, 1996, the Company sold its plastic business to NOVA. As part of the transaction, the Company entered into a long-term agreement to process styrene monomer for NOVA.

  Prior to 1997, the Company sold a substantial portion of its U.S.-based MTBE volume under multi-year, fixed-margin MTBE sales contracts. Those contracts had the effect of reducing the exposure of the MTBE business to market cycles. Most of those contracts terminated in late 1996 and early 1997. The Company now sells these volumes under market-based sales agreements and in the spot market.

  The Company's sales are made through its own marketing and sales personnel and through distributors and independent agents located in the United States, Europe and the Asia Pacific region. As part of its restructuring and cost-reduction program, announced in 1997, the Company is centralizing certain sales functions at its headquarters in Newtown Square, Pennsylvania as well as in Europe and the Asia Pacific region. This will permit the Company to reduce its sales office infrastructure around the world, while maintaining service to its worldwide customer base.

  For data relating to foreign operations and export sales, see Note 4 of Notes to Consolidated Financial Statements.

JOINT VENTURES AND OTHER ARRANGEMENTS

  In January 1995, the Company entered into long-term TDI supply agreements with Rhone-Poulenc. Since January 1, 1995, the Company has been entitled to the entire TDI output of Rhone-Poulenc's two plants in France, which have a combined annual capacity of approximately 264 million pounds. The Company markets this TDI principally in Europe and Asia.

  The PO/SM plant at the Channelview, Texas complex that was completed in 1992 (PO/SM II) is owned by the Company together with third-party investors. The Company sold additional interests to the investors in 1994, 1996 and 1997. In addition, portions of the pending PO/SM II expansion--see "Properties and Production Facilities" for additional discussion--are being funded through third-party investment. The Company retains a majority interest in the PO/SM II plant. A portion of the current SM output of the PO/SM II plant is committed, and the increased SM output resulting from the expansion will be committed, under long-term processing agreements. As of December 31, 1997, 800 million pounds per year of the PO/SM II plant's existing SM capacity was committed under such agreements.

  The Company, through an affiliate, has a fifty percent equity interest in Nihon Oxirane Co., Ltd. (Nihon Oxirane), a joint venture with Sumitomo Chemical Co., Ltd. and Showa Denko K.K. Since 1976, Nihon Oxirane has operated a PO/SM plant in Chiba, Japan.

RESEARCH AND DEVELOPMENT

  The Company has its principal research and development facility at Newtown Square, Pennsylvania and technical centers in South Charleston, West Virginia, Villers Saint Paul, France and Singapore.

  The Company's research and development expenditures for 1997, 1996, and 1995 were $82 million, $81 million, and $79 million, respectively.

RAW MATERIALS

  The principal hydrocarbon raw materials purchased by the Company are propylene, butanes, ethylene, benzene and methanol. The market prices of these raw materials historically have been related to the price of crude oil and its principal refinery derivatives and natural gas liquids. These materials are available in bulk quantities via pipeline or marine vessels. The Company's raw material requirements are purchased from numerous suppliers in the United States and Europe, with which the Company has established contractual relationships, as well as in the spot market. The Company receives a portion of its methanol requirements under a cost-based supply arrangement with a third party. See Item 13 and Note 3 of Notes to Consolidated Financial Statements.

  The Company is a large volume consumer of isobutane for chemical production. The Company has invested in facilities, or entered into processing agreements with unrelated third parties, to convert the widely available commodity normal butane to isobutane. The Company is also a large consumer of oxygen for its PO/TBA plants at Bayport, Texas, Rotterdam, the Netherlands, and Fos-sur-Mer, France.

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

  The Company's major worldwide PO competitor is Dow Chemical Company (Dow). Dow's operations are based on chlorohydrin technology, and Dow is integrated upstream from chlorine and propylene and downstream into a variety of PO derivatives. Based on published data relating to the PO market, the Company believes that it has 36 percent and Dow has 34 percent of the total worldwide capacity for PO. No other producer is believed to have more than 7 percent of worldwide PO capacity.

  In 1996, the Company's Board of Directors approved the expansion of the PO/SM complex in Channelview, Texas, and the construction of a new world-scale PO/SM plant in Rotterdam, the Netherlands. The Channelview PO/SM expansion will add annual PO and SM capacity of 110 million and 248 million pounds, respectively, in the first quarter 1998. The new PO/SM plant is expected to be completed in the year 2000, adding annual PO and SM capacity of 625 million and 1,400 million pounds, respectively, upon start up.

  Based on published data, Dow has completed expansions of annual PO capacity at existing facilities during 1996 and 1997, which, in total, are equivalent to the addition of a new PO plant. In late 1994, Texaco Chemical Company completed a PO/MTBE plant in Texas. In 1997, Huntsman Corporation purchased Texaco Chemical's PO/MTBE plant, including the right to license the underlying technology. Also in 1997, Shell completed the construction of a PO/SM plant in Singapore. In 1996, Shell and BASF AG (BASF) announced plans for a joint venture to construct a PO/SM plant in Europe, using Shell technology, with a target completion date in the 1999 time frame. In addition, Repsol Quimica, S.A. announced plans to build a PO/SM plant in Tarragona, Spain, using technology for the production of PO and SM originally licensed from the Company. See Item 3, "Legal Proceedings--Other Litigation". Several other companies have been attempting to develop or license commercial PO processes, and additional PO plants may be built by competitors.

  The Company competes with many polyols producers worldwide, including Dow, Bayer AG (Bayer), and BASF. Based on published data, Dow is believed to have 27 percent of worldwide polyols capacity while the Company is believed to have 15 percent. Bayer and BASF are each believed to have 10 percent. No other polyols producer is believed to have more than 6 percent of worldwide polyols capacity.

  The Company manufactures and has long-term supply agreements for TDI, an isocyanate, which is reacted with polyols to produce flexible foams. TDI enables the Company to compete more effectively with other suppliers to the flexible foam market who offer both polyols and TDI to customers. In the majority of flexible foam applications, such as furniture, bedding and automotive seating, there is some competition for foams from substitute materials. The Company competes with many TDI producers worldwide including Bayer. Based on published data, Bayer is believed to have 24 percent of worldwide TDI capacity while the Company is believed to have 19 percent. No other TDI producer is believed to have more than 11 percent of worldwide TDI capacity.

  The Company competes with many MTBE producers worldwide, the most significant is Saudi Basic Industries Corp. (SABIC). Based on published data, SABIC is believed to have 12 percent of the total worldwide capacity for MTBE while the Company believes that it has 11 percent. No other producer is believed to have more than 7 percent of worldwide MTBE capacity. MTBE also faces competition from substitute products such as ethanol as well as other octane components.

  The Company competes with several SM producers worldwide; among them are Shell and Dow. Based on published data, Shell is believed to have 10 percent of the total worldwide SM capacity while

Dow and the Company are believed to have 9 percent and 8 percent, respectively. No other producer is believed to have more than 6 percent of worldwide SM capacity.

  There can be no assurance that the Company will not face additional competition in the future.

PROPERTIES AND PRODUCTION FACILITIES

  The Company's corporate and executive headquarters and its principal research operations are located at Newtown Square, Pennsylvania. The Company leases the Newtown Square property from ARCO. See Item 13. The Company's European headquarters are located in leased facilities in Maidenhead, England, and the Company's Asia Pacific headquarters are located in leased facilities in Hong Kong. As part of its restructuring program, the Company will be reducing staff at the Newtown Square, European and Asian Pacific headquarters with appropriate reductions in the size of the leased facilities. The Company is establishing regional service centers at leased facilities in Rotterdam, the Netherlands, and Singapore. The Company owns the regional service center in Channelview, Texas.

  Depending on location and market needs, the Company's production facilities can receive primary raw materials by pipeline, rail car, truck, barge, or ship and can deliver finished products in drums or by pipeline, rail car, truck, barge, isotank or ship. The Company charters ships, owns and charters barges, and leases isotanks and rail cars for the dedicated movement of products between plants, products to customers or terminals, or raw materials to plants, as necessary. The Company leases liquid and bulk storage and warehouse facilities at terminals in the Americas, Europe, and the Asia Pacific region. In the Rotterdam outer harbor area, the Company operates an on-site butane storage tank, propylene spheres, pipeline connections, and a jetty that accommodates deep-draft vessels.

  In the United States, the Company produces PO, TBA, PG, and PGE at the Bayport, Texas plant and PO, SM, MTBE, polyols, and butanediol at the Channelview, Texas plant. The Channelview plant has the capability to produce either MTBE or ETBE. Polyols are also produced at the Company's plants in South Charleston and Institute, West Virginia, which are situated on leased land. The Company has isocyanate production facilities in Lake Charles, Louisiana.

  In Europe, the Company produces PO, TBA, MTBE, and PG at plants located in Rotterdam, the Netherlands and Fos-sur-Mer, France. In addition, polyols are produced at plants located in Rieme, Belgium and Fos-sur-Mer, France. The Rotterdam plant also produces PGE.

  In the Asia Pacific region, the Company's PO/SM plant, owned by Nihon Oxirane, is located in Chiba, Japan. Polyols plants are located in Kaohsiung, Taiwan and Anyer, West Java, Indonesia. The Anyer plant is owned by P.T. ARCO Chemical Indonesia, an Indonesian joint venture with P.T. Gema Supra Abadi. The Company, through a subsidiary, has a majority interest in the joint venture.

  The following table shows the Company's worldwide production capacity (in millions of pounds per year, except where otherwise noted) for certain key products. Capacities shown are the production capacities that the Company believes could be obtained, as of December 31, 1997, based upon plant design and subject to certain on-stream factors, product mix, and other variable factors. Capacities shown include the full capacity of joint-venture facilities. Plants can and have exceeded these capacities for extended periods of time.

      PRODUCT                   DOMESTIC                       FOREIGN                       TOTAL
      -------                   --------                       -------                       ------
      PO                          2,335                         1,395                         3,730
      Polyols                       740                           610                         1,350
      PG                            565                           345                           910
      PGE                           120                           155                           275
      Butanediol                     90                            --                            90
      TDI                           250                            --                           250
      MTBE-Bbls/day              30,000                        28,500                        58,500
      SM                          2,570                           830                         3,400

  The Company has committed 800 million pounds of the indicated domestic SM capacity through long-term processing arrangements. See Item 7 for additional discussion. The Company is completing an expansion of its PO/SM complex in Channelview, Texas which will add annual PO and SM capacity of 110 million and 248 million pounds, respectively. The increased SM capacity is committed under long-term processing agreements.

  From time to time the Company also contracts for the manufacture of certain of its products at third party facilities under supply and processing agreements. The Company has long-term supply agreements with Rhone-Poulenc for TDI. These agreements entitle the Company to all of the TDI output of the supplier's two plants in France with a combined capacity of approximately 264 million pounds per year.

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

  It is the Company's policy to comply with all environmental laws and regulations. In some cases, compliance can be achieved only by incurring capital expenditures. The Company's annual environmental-related capital expenditures for 1997, 1996, and 1995 were $21 million, $24 million, and $27 million, respectively. For the years 1998 and 1999, the Company anticipates annual environmental-related capital expenditures to range from $20 million to $25 million per year. These figures do not include any environmental-related capital expenditures associated with the construction of new facilities. Environmental-related capital expenditures include the cost of projects to reduce and/or eliminate pollution and contamination in the future and the cost of modifications to the Company's manufacturing facilities necessary to comply with environmental laws and regulations.

  In 1997, the Company made no provisions for estimated future expenses for remediation while in 1996 and 1995 such provisions were $4 million and $12 million, respectively. Actual expenditures for the past three years have averaged $7 million per year. The Company's operating expenses also include the ongoing costs of controlling or disposing of pollutants. The Company estimates that its operating expenses related to these ongoing costs averaged approximately $34 million per year for the past three years.

HUMAN RESOURCES

  At December 31, 1997, the Company employed approximately 4,200 people exclusive of employees of unconsolidated joint ventures. The Company believes its relationships with its employees are satisfactory. Approximately 23 percent of the Company's domestic employees are represented by labor unions.

ITEM 3. LEGAL PROCEEDINGS

ENVIRONMENTAL MATTERS AND RELATED LITIGATION

  In December 1993, the U.S. Environmental Protection Agency (the EPA) issued a Unilateral Administrative Order (the Order) to the Company and other potentially responsible parties requiring implementation of a remedial design/remedial action for the Turtle Bayou, Texas site under the Comprehensive Environmental Response, Compensation and Liability Act, as amended (Superfund). The Company has raised certain legal defenses against the enforcement of the Order. In January 1994, the EPA filed a complaint against the Company and certain other defendants, including ARCO, in the United States District Court for the Eastern District of Texas seeking recovery of costs of removal and/or remedial action allegedly incurred or to be incurred by the federal government. In 1994, the Company reached an agreement in principle with the EPA to settle the cost recovery lawsuit under which the Company and ARCO agreed (i) to pay $1.1 million in reimbursement of past costs incurred by the federal government and (ii) to perform remedial activities with respect to a portion of the site. In late 1996, the agreement in principle was modified to provide that the Company and ARCO will perform remedial activities with respect to certain additional portions of the site in lieu of reimbursing the federal government for past costs. Site remediation is expected to take at least five years. The parties have agreed to the terms of a consent decree to embody the settlement. After the consent decree becomes effective, it is expected that the Order will be rescinded with respect to the Company.

  The Company is currently involved in administrative proceedings or lawsuits relating to a minimal number of other Superfund sites. Based on currently available information, the Company does not believe that the potential cost associated with these sites, individually or in the aggregate, will be significant. The Company may in the future be involved in additional assessments and cleanups under environmental laws. The future costs in connection with such matters will be affected by such factors as the unknown magnitude of cleanup costs, the unknown timing and extent of the remedial actions that may be required, the determination of the Company's liability in proportion to other potentially responsible parties, and the extent, if any, to which such costs are recoverable from insurance.

  Certain substances are present in the soil and ground water at the site of the Company's former plant located in Monaca, Pennsylvania (Beaver Valley). In 1994, the Company entered into a Consent Order and Agreement (First Consent Agreement) with the Pennsylvania Department of Environmental Protection (PADEP) pursuant to which the Company and PADEP agreed upon a work plan for testing and remedial process design with regard to the conditions at the Beaver Valley site (Site). That work plan has been completed. Under the terms of the First Consent Agreement, the Company paid civil penalties totaling $363,000 in 1994. In addition, the First Consent Agreement provided for a penalty of $63,000 each year until the commencement of active remediation at the Beaver Valley plant, after which the amount of such annual penalty would be reduced based on the extent of remediation commenced at the Site.

  On October 20, 1997, the Company, Beazer East, Inc. (Beazer) and PADEP entered into a subsequent Consent Order and Agreement (Second Consent Agreement), which provides for the remediation of certain areas at the Beaver Valley Site in compliance with the Pennsylvania Land Recycling and Environmental Remediation Standards Act (the Act). The Second Consent Agreement carries forward in a limited fashion the monetary penalties contained in the First Consent Agreement, which will be imposed only if the Company fails to meet certain deadlines for submitting risk assessment studies to PADEP for review and approval. In the Second Consent Agreement, PADEP approved the Site characterization information previously submitted by the Company for all areas of the Site. PADEP also conditionally approved the Company's Site-specific remedies and found that they complied with the Act. Final approval of the Site-specific remedies is subject to PADEP's approval of the risk assessment studies to be submitted by the Company. Upon receiving final approval, the Company will commence remediation of the Site. Remediation is expected to last approximately two years.

  The Company sold the Beaver Valley plant assets to NOVA Chemicals Inc.
(NOVA) as of September 30, 1996, but retained ownership of the Beaver Valley land. The land was subdivided and certain portions were leased to NOVA. NOVA agreed to take title to such portions of the Beaver Valley land after the occurrence of certain defined events. On November 21, 1997, after signing the Second Consent Agreement, the Company transferred to NOVA the leased portion of the Beaver Valley land. The Company has retained responsibility for remediation of certain portions of the Beaver Valley land that may be required by PADEP pursuant to the Act.

  The Company has an agreement with Beazer, the successor to Koppers Inc. (the previous owner of the Beaver Valley Site), whereby Beazer agreed to pay for approximately 50 percent of the cost of the remediation. The Company and Beazer have reached an agreement with the U.S. government pursuant to which the government will pay 28.5 percent of the costs incurred by the Company and Beazer for remediation of substantial portions of the Beaver Valley site.

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

OTHER LITIGATION

  On December 15, 1997, the Company announced the conditional settlement of a dispute with Repsol Quimica, S.A. (Quimica) concerning the use in Spain of technology for the production of PO and SM. The Company had licensed the technology to Quimica's predecessors under agreements entered into in connection with the operation and eventual dissolution of a Spanish joint venture called Montoro. In October, 1996, the Company commenced an arbitration in Paris, France under the rules of the International Chamber of Commerce against Repsol, S.A. (Repsol), Quimica, and Repsol Petroleo, S.A. in which the Company sought to enforce its rights under the agreements and to protect the licensed technology by requiring Quimica to reach agreement with the Company upon commercial terms before using the licensed technology in connection with an expansion of its existing plant or the construction of a second plant. (Repsol was subsequently permitted to withdraw as a party to the arbitration pursuant to an agreement among the parties.) The dispute had also given rise to proceedings by the Directorate-General for Competition of the European Commission and the Spanish Bureau for the Defense of Competition (Spanish Bureau). The settlement was conditional in that it was subject to clearance by these two competition authorities.

  Under the terms of the settlement, Quimica will be able to carry out its plans to build a PO/SM plant in Spain. The remaining terms of the settlement are confidential. The Company does not believe that such terms will have a material adverse effect on the consolidated financial statements of the Company. On January 7, 1998, the Spanish Bureau approved the settlement and subsequently closed its file on the matter. On January 29, 1998, the European Commission approved the settlement at which time the settlement became final and effective. Pursuant to the settlement, the arbitration has come to an end. It has not been determined, however, whether the competition proceedings begun against the Company by the European Commission will terminate.

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

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the fourth quarter of 1997.

                       EXECUTIVE OFFICERS OF THE COMPANY

  Set forth below are the executive officers of the Company as of February 1, 1998.

  NAME, AGE, AND PRESENT                    BUSINESS EXPERIENCE DURING PAST
 POSITION WITH THE COMPANY             FIVE YEARS AND PERIOD SERVED AS OFFICER(A)
 -------------------------             ------------------------------------------
 Alan R. Hirsig, 58          Mr. Hirsig was elected President and Chief Executive Officer
  President, Chief            on January 1, 1991. He was elected an officer of the Company
  Executive Officer, and      on June 22, 1987 and a Director of the Company on November
  Director                    14, 1989. Previously, Mr. Hirsig was President of the
                              Company's European operations from July 1984 to December 1990 and a Senior Vice President of the Company from July 1988 to
                              December 1990.
 Van Billet, 43              Mr. Billet was elected Vice President and Controller of the
  Vice President and          Company effective as of March 1, 1997. Previously, he was
  Controller                  Manager of Planning and Analysis for Performance Chemicals
                              and Business Development from January 1995 to March 1997,
                              Corporate Controller from July 1993 to January 1995, Associ-
                              ate General Tax Officer from May 1991 to July 1993, and Man-
                              ager, European Tax Operations from February 1988 to May 1991.
 Morris Gelb, 51             Mr. Gelb was elected an officer of the Company on June 22,
  Senior Vice President,      1987. He assumed his current position in August 1997. Previ-
  Manufacturing, Research,    ously, he was Vice President, Environmental, Engineering and
  Engineering, and            Manufacturing Programs from October 1991 to August 1997 and
  Environmental, Health       Vice President, Research and Engineering from September 1986
  and Safety                  to September 1991.
 Robert J. Millstone, 54     Mr. Millstone was elected Vice President and General Counsel
  Vice President, General     of the Company, effective January 1, 1995. Previously, he was
  Counsel, and Secretary      Associate General Counsel from January 1989 to December 1994.
                              He has been Secretary of the Company since October 1990.
 Marvin O. Schlanger, 49     Mr. Schlanger was elected an officer of the Company on Septem-
  Executive Vice              ber 1, 1987 and a Director of the Company on November 14,
  President, Chief            1989. He assumed his current position in November 1994. Pre-
  Operating Officer, and      viously, he was Senior Vice President of the Company and
  Director                    President of ARCO Chemical Americas Company from August 1992 to November 1994, Senior Vice President and Chief Financial
                              Officer from October 1989 to August 1992 and Vice President,
                              Worldwide Business Management from September 1988 to Septem-
                              ber 1989.
 Walter J. Tusinski, 50      Mr. Tusinski was elected an officer and a Director of the Com-
  Senior Vice President,      pany on September 1, 1992. He assumed his current position on
  Chief Financial Officer,    that date. Previously, he served as Vice President, New Busi-
  and Director                ness Ventures of ARCO International Oil and Gas Company from
                              September 1990 to August 1992 and Vice President, Planning
                              and Control of ARCO Products Company from October 1986 to Au-
                              gust 1990.

  NAME, AGE, AND PRESENT                    BUSINESS EXPERIENCE DURING PAST
 POSITION WITH THE COMPANY             FIVE YEARS AND PERIOD SERVED AS OFFICER(A)
 -------------------------             ------------------------------------------
 Francis W. Welsh, 54        Mr. Welsh was elected an officer of the Company on June 22,
  Vice President, Human       1987. He has held his current position since August 1983.
  Resources                   Previously, he was Manager of Compensation and Manager of
                              Personnel Resources and Development, Corporate Employee Rela-
                              tions of ARCO from September 1980 to May 1983.

--------
(a) The By-Laws of the Company provide that each officer shall hold office until his successor is elected or appointed and qualified, or until his death or resignation, or his removal by the Board of Directors.

                                    PART II

ITEM 5.MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

  The common stock is listed on the New York Stock Exchange. The reported high and low sales prices of the common stock on the New York Stock Exchange (New York Stock Exchange Composite Tape) from January 1, 1996 through February 6, 1998, inclusive, were:

     PERIOD                                            HIGH           LOW
     ------                                            ----           ---
     1996
       First Quarter.............................. 52 7/8       48 1/2
       Second Quarter............................. 54           50 1/2
       Third Quarter.............................. 52 1/2       47 1/8
       Fourth Quarter............................. 50 3/4       47 1/2
     1997
       First Quarter.............................. 50 1/2       43 1/2
       Second Quarter............................. 47 7/8       40 7/8
       Third Quarter.............................. 47 3/4       42 13/16
       Fourth Quarter............................. 51 1/4       43 1/4
     1998
       First Quarter (through February 6, 1998)... 50 9/16      46 3/16

  On February 6, 1998, the closing price of the common stock was $47 1/2.

  As of December 31, 1997, the number of holders of record of common stock of the Company was 2,030.

  The Company has paid quarterly cash dividends as follows:

                                 1ST QUARTER 2ND QUARTER 3RD QUARTER 4TH QUARTER
                                 ----------- ----------- ----------- -----------
1996............................    $0.70       $0.70       $0.70       $0.70
1997............................    $0.70       $0.70       $0.70       $0.70
1998............................    $0.70*

--------
* On January 22, 1998, a dividend of $0.70 per share was declared on the common stock, payable on March 6, 1998 to stockholders of record on February 13, 1998.

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

ITEM 6.SELECTED FINANCIAL DATA

  The following table sets forth selected financial information for the
Company:

                                             YEAR ENDED DECEMBER 31,
                                   --------------------------------------------
                                     1997     1996     1995     1994     1993
                                   -------- -------- -------- -------- --------
                                   (MILLIONS OF DOLLARS, EXCEPT PER SHARE DATA)
Sales and other operating
 revenues........................  $  3,995 $  3,955 $  4,282 $  3,423 $  3,192
Costs and other operating
 expenses........................     3,230    3,067    3,102    2,586    2,453
Net income(1)....................       111      348      508      269      214
Total assets.....................     4,116    4,394    4,135    3,737    3,502
Long-term debt, including current
 portion.........................       815      869      912      913      905
Dividends per common share.......      2.80     2.80     2.65     2.50     2.50
Earnings per share:(1)(2)
  Basic..........................      1.14     3.60     5.28     2.80     2.23
  Diluted........................      1.14     3.59     5.26     2.80     2.23

--------
(1) Net income in 1997 includes a charge of $116 million, or $1.20 per share, for costs related to a restructuring program and asset reviews.
(2) Earnings per share for prior years have been restated in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share."

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

  Each of the Company's two principal manufacturing processes yields its key product, propylene oxide (PO), and one of two co-products, styrene monomer
(SM) or tertiary butyl alcohol (TBA). The Company also manufactures numerous derivatives of PO and TBA. Among these are polyols, a key derivative of PO, and methyl tertiary butyl ether (MTBE), a principal derivative of TBA. The Company also manufactures and markets toluene diisocyanate (TDI). TDI and polyols are combined in the manufacture of polyurethanes. MTBE is used in gasoline as an oxygenate and as an octane additive.

  Net income for 1997 was $111 million compared with $348 million in 1996 and $508 million in 1995. Net income in 1997 decreased versus 1996 partly due to the $116 million after-tax charge in the third quarter 1997 for the restructuring and asset review programs. The remaining $121 million decrease primarily reflected lower product margins in 1997 as well as higher charges related to scheduled plant maintenance. Net income in 1997 also reflected higher foreign exchange charges, lower interest income and a higher tax rate. Net income in 1996 decreased versus 1995 primarily due to significantly lower SM margins and, to a lesser extent, lower PO and derivatives volumes and lower MTBE margins.

                             RESULTS OF OPERATIONS

 Product Volumes

  Sales and other operating revenues include the sales and processing volumes of the Company's core products and co-products for the periods indicated below. Core products include PO, PO derivatives, and TDI.

                                                         YEAR ENDED DECEMBER 31,
                                                         -----------------------
                                                          1997    1996    1995
                                                         ------- ------- -------
                                                               (MILLIONS)
      Core products (pounds)............................   4,135   3,570   3,684
      Co-products:
        SM and derivatives (pounds).....................   2,577   2,647   2,579
        TBA and derivatives (gallons)...................   1,054   1,107   1,140

  The reported SM volumes include quantities processed for PO/SM II equity partners (SM equity volumes) under long-term processing arrangements. The SM equity volumes were 800 million, 748 million and 609 million pounds in 1997, 1996 and 1995, respectively. The 1996 and 1995 data include SM derivatives sales volumes for periods prior to the September 30, 1996 date of sale of the plastics business.

 Revenues

  Revenues of $3,995 million in 1997 were essentially flat compared to revenues of $3,955 million in 1996, as higher net volumes were substantially offset by lower average sales prices. Volumes for core products increased 16 percent in 1997 versus 1996. The increase reflected higher volumes for PO derivatives, which benefited from improved demand and temporary industry supply shortages for certain products, partially offset by lower PO volumes. Core product sales also reflected higher TDI volumes due to the December 1996 Olin acquisition and the increased availability of TDI from a plant in France. The French plant operated at lower rates in the 1996 period. SM and derivatives volumes decreased three percent. The loss of SM derivatives volumes through the sale of the plastics business was substantially offset by increased SM volumes processed for the buyer of the plastics business. TBA and derivative volumes decreased five percent on lower MTBE volumes. Average sales prices were generally lower in the 1997 period versus 1996. Contributing to the lower 1997 prices were the effects of a stronger U.S. dollar, stronger competition in PO derivatives and TDI markets, the expiration of most of the Company's long-term, fixed-fee MTBE contracts, excess SM capacity in the industry, and the replacement of divested plastics business sales revenue with lower per unit SM processing fees.

  Revenues decreased eight percent to $3,955 million in 1996 from $4,282 million in 1995 primarily reflecting lower SM prices and, to a lesser extent, lower volumes for PO and derivatives. SM sales prices decreased significantly versus the 1995 period as increased industry capacity depressed SM market prices. PO and derivatives volumes in 1996 decreased four percent compared to 1995 due to increased competition and slower growth in demand. PO industry capacity increased in 1996, following the addition of a new competitive facility in 1994, which operated at reduced rates in 1995, and a significant competitor's debottleneck in 1995. Conversely, the Company estimates that worldwide market demand for PO, in 1996 and 1995, slowed to less than half of its historical five percent long-term annual rate of growth. SM and derivatives volumes increased three percent, primarily due to increased SM equity volumes, as noted above.

 Gross Profit

  Gross profit of $765 million in 1997 decreased $123 million from $888 million in 1996, reflecting lower margins for most products, the effects of a stronger U.S. dollar, and increased plant maintenance costs. Gross profit was
19.1 percent of sales in 1997 compared to 22.5 percent in 1996. The gross profit margin decline was due to the combined effect of lower average sales prices and higher average feedstock costs in 1997. A stronger U.S. dollar in 1997 resulted in lower reported sales and gross profits for foreign sales activity, primarily in Europe. Maintenance costs were $20 million higher due to an increase in the number of scheduled plant maintenance turnarounds in 1997.

  Gross profit decreased 25 percent to $888 million in 1996 from $1,180 million in 1995. The gross profit decrease was primarily attributable to lower SM margins and, to a lesser extent, lower PO and derivatives volumes and lower MTBE margins. These were partly offset by higher PO and derivatives margins. Overall gross profit was 22.5 percent of sales in 1996 compared to 27.6 percent in 1995. SM margins were significantly lower versus 1995 as prices decreased substantially more than raw material costs. MTBE margins decreased primarily due to increases in feedstock and other costs as MTBE prices were relatively flat year to year.

 Other

  During the third quarter 1997, the Company recorded a pretax charge of $175 million to cover the costs of its restructuring program, including personnel-related costs and costs related to exit activities, as well as charges for asset valuation write downs and liabilities related to certain assets. The restructuring program seeks to simplify the organization and streamline operations. The restructuring efforts are expected to continue through the end of 1998, with the cost reduction initiatives substantially in place by the end of the year. The Company expects to realize the full benefits of the program in 1999. A key element of the program is the reduction of approximately 900 employee and contractor positions. The Company has accrued $75 million for involuntary terminations covering 630 employee positions. The balance of the head count reductions have been achieved through voluntary employee resignations and elimination of contractor positions. The Company also accrued $23 million for exit costs related to the restructuring and $77 million in connection with the other actions taken. See Note 20 of Notes to Consolidated Financial Statements. Selling, general and administrative expenses decreased $15 million in 1997 versus 1996 due, in part, to initial benefits of the program.

  Other expense (income), net, was $8 million in 1997, $(33) million in 1996 and $(22) million in 1995. The $8 million of expense in 1997, versus $33 million of income in 1996, reflected charges associated with changes in the Company's foreign exchange hedging strategy during 1997, higher 1997 unrealized foreign exchange losses in Asia, lower interest income as a result of lower levels of cash and cash equivalents in 1997, and the benefit of an insurance settlement included in the 1996 period. The increase in 1996 income versus 1995 primarily reflected the benefit from the insurance settlement and higher interest income in 1996, partly offset by lower equity earnings from the Company's PO/SM joint venture in Japan.

  The Company manufactures MTBE, which is used as a component in gasoline to increase octane and reduce emissions. Studies by federal and state agencies and other organizations have shown that MTBE is safe for use in gasoline and is effective in reducing automotive emissions. However, the presence of MTBE in some water supplies in California due to gasoline leaking from underground storage tanks and in surface water from recreational water craft has led to public concern that MTBE may contaminate drinking water supplies, and thereby result in a possible health risk. Federal and state programs are in place that require the cleanup of gasoline leaks. However, heightened public awareness about MTBE has resulted in certain state and federal legislative initiatives that either seek to rescind the oxygenate requirement for reformulated gasoline sold in California or restrict the use of MTBE. Such legislative initiatives, if enacted, could reduce demand for MTBE in California and may in the longer term adversely impact oxygenated fuel programs throughout the United States and the world. In addition, restrictions on the use of MTBE in California could affect the Company's MTBE sales in California, including sales under a contract with ARCO, which is the Company's largest MTBE contract. However, with additional capital investment, the Company has the capability to convert its MTBE production units to make a lower value product.

  The effect of the 1997 Asian financial crisis on the Company's 1997 losses from bad debts and foreign exchange was not material. Asia Pacific sales, including exports to the region, represent approximately twelve percent of consolidated revenues, while Asia Pacific assets comprise six percent of consolidated total assets. Revenues and assets in Indonesia, which has experienced the most significant economic and political turmoil, are less than one percent of consolidated revenues and assets. The Company has taken steps to mitigate the effects of falling exchange rates, credit risk and inventory exposure in the region. Given the uncertainty about the potential repercussions of the developments in Asia on other world economies, management cannot, at the present time, predict the impact on future consolidated operating results or cash flows.

  The Company is in the process of completing its assessment of the needs and related costs associated with modifying its computer software and other information systems to recognize the year 2000 in various production and business applications. Plans call for most of the systems modifications to be completed by the end of 1998. However, certain efforts involving plant process control systems may be scheduled to coincide with plant turnarounds and could occur during 1999. Based upon these assessments, management does not expect year 2000 compliance to have a material effect on the Company's consolidated financial statements.

 Income Taxes

  The Company's effective income tax rate was 34.0 percent in 1997, 28.5 percent in 1996, and 32.8 percent in 1995. The lower 1996 rate versus 1997 and 1995 reflected utilization of capital loss carryforwards and utilization of foreign tax credits pursuant to the tax sharing agreement with ARCO.

                              FINANCIAL CONDITION

 Liquidity and Capital Resources

  As of December 31, 1997, the Company had $29 million in cash and cash equivalents compared with $70 million at December 31, 1996. The Consolidated Statement of Cash Flows for the year ended December 31, 1997 shows that net cash flows provided by operating activities were $523 million, whereas net cash flows used by investing and financing activities were $220 million and $338 million, respectively.

  Investment activities for 1997 included capital expenditures of $263 million. The Company's 1998 capital spending budget is $565 million and is part of a five-year, $2.3 billion program primarily devoted to capacity expansion. Minority interest includes equity contributions designated for specific capital projects. At December 31, 1997, the unexpended amounts were classified as deferred charges and other assets in the consolidated balance sheet.

  During the third quarter 1997, the Company revised its hedging strategy with respect to capital commitments related to construction of the new PO/SM plant in Rotterdam, the Netherlands. To take advantage of the stronger U.S. dollar and to recognize the greater certainty of the project's cash flows, the Company effectively terminated purchased option contracts entered into in the first quarter 1997 in the notional amount of $119 million, and entered into forward contracts in the notional amount of $209 million. Additionally, the Company effectively terminated purchased option contracts entered into in 1995 in the notional amount of $99 million, and entered into purchased option contracts in the notional amount of $81 million. Unamortized option premiums associated with the terminated option contracts were charged to expense in the third quarter 1997. During November 1997, the Company signed a lump-sum contract for the engineering, procurement and construction of the new Rotterdam PO/SM plant. Accordingly, gains and losses on the forward contracts and the purchased options will be deferred and included as part of the plant's construction costs. Deferred hedging losses as of December 31, 1997 were not material.

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

  During the second quarter 1997, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission providing for the issuance of up to $350 million of debt securities. In the first quarter 1997, the Company's subsidiary, ARCO Chemie Nederland, Ltd., executed an agreement to refinance two Dutch bank loans, which had a combined principal balance of 300 million Dutch guilders ($149 million). As part of the agreement, one loan due in 2002 replaced the two loans due in 1997.

  The Company paid dividends totaling $271 million during 1997, including a dividend of $.70 per share, totaling $68 million, during the quarter ended December 31, 1997. On January 22, 1998, the Board of Directors declared a dividend of $.70 per share on the Company's common stock, payable March 6, 1998.

  It is expected that future cash requirements for capital expenditures, dividends and debt repayments will be met by cash generated from operating activities and additional borrowing.

 Effects of Inflation

  Based on the age of the Company's fixed assets, it is estimated that the replacement cost of those assets is greater than the historical cost reflected in the Company's financial statements. Accordingly, the Company's depreciation and amortization expense for the three years ended December 31, 1997, would be greater if the expense were stated on a current cost basis.

 Risk Management

  The Company uses derivative financial instruments to reduce certain types of financial risk. Specifically, (1) foreign currency forward contracts, option contracts, and swap contracts are employed to reduce the risk of foreign currency fluctuations on future cash flows, and, (2) to a lesser extent, interest rate swaps are employed to effectively convert the Company's outstanding floating rate debt to fixed rate debt. Hedging strategies and transactions are reviewed and approved by management before being implemented. Use of derivatives is limited to simple, non-leveraged instruments. Monthly market valuations and sensitivity analyses are performed to monitor the effectiveness of the Company's risk management program.

  At December 31, 1997, the Company's foreign currency forward, option and swap contracts hedged foreign currency commitments and future cash flows, primarily denominated in Netherlands guilders. See Note 19 of Notes to Consolidated Financial Statements. In addition, the Company had approximately $182 million of financial instruments, consisting of long-term debt, denominated in Netherlands guilders and French francs. See Note 10 of Notes to Consolidated Financial Statements. The hypothetical loss in future cash flows of the combined foreign-exchange positions, both derivative and financial instruments, at year end was not material. Sensitivity analysis was used for this purpose. The analysis assumed a hypothetical change of 10 percent in year-end exchange rates - principally strengthening of the U.S. dollar versus the Netherlands guilder. The Company's market risk associated with interest rate swap contracts is not material to either future earnings, the fair value of assets or liabilities, or cash flow. The quantitative information about market risk is necessarily limited because it does not take into account the effects of the underlying operating transactions.

  Derivative instruments are placed with major financial institutions whose creditworthiness is monitored. Company policy provides restrictions on concentrating credit risk in any one institution.

 Feedstock Costs

  See "Raw Materials" included in Items 1 and 2.

 Environmental

  The Company is subject to loss contingencies pursuant to federal, state, local, and foreign environmental laws and regulations. These contingencies include possible obligations to remove or mitigate the effects on the environment of the past disposal or release of certain chemical substances at various sites (remediation costs). The Company continues to evaluate the amount of these remediation costs and periodically adjusts its accrued liability for remediation costs and its estimate of additional environmental loss contingencies based on progress made in determining the magnitude, method and timing of the remedial actions that may be required by government authorities and an evaluation of the Company's potential liability in relation to the liability and financial resources of any other potentially responsible parties. No adjustment was made to the accrued liability in 1997, whereas provisions of $4 million and $12 million were made in 1996 and 1995, respectively. These provisions do not reflect any potential benefit from insurance proceeds.

  At December 31, 1997, the Company's environmental liability totaled $44 million, which reflected the Company's latest assessment of potential future remediation costs associated with existing sites. A significant portion of the accrual is related to the Beaver Valley plant site, located in Monaca, Pennsylvania. The Company sold the Beaver Valley plant assets to NOVA Chemicals Inc. (NOVA) on September 30, 1996, but retained ownership of the land at the Beaver Valley plant site, substantial portions of which were leased to NOVA. On October 20, 1997, the Company, Beazer East, Inc. (Beazer) and the Pennsylvania Department of Environmental Protection (PADEP) entered into a consent agreement that acknowledged the completion of remedial investigations and conditionally approved the proposed remediation methods at the Beaver Valley plant site, all pursuant to a 1994 work plan previously agreed to by the Company and PADEP. Following execution of the consent agreement, the Company transferred to NOVA title to the previously leased portions of the land at the Beaver Valley plant site. The Company continues to retain responsibility for remediation of the land. Final approval of the remediation methods is subject to PADEP's approval of risk assessment studies to be submitted by the Company in the near future. The Company has an agreement with Beazer whereby Beazer has agreed to pay for approximately 50 percent of the Beaver Valley plant site remediation costs. The Company and Beazer have reached an agreement with the U.S. government whereby the government will pay 28.5 percent of the costs incurred by the Company and Beazer for remediation of substantial portions of the Beaver Valley site.

  The remainder of the liability is related to four other plant sites and one federal Superfund site for amounts ranging from $2 million to $13 million per site. The Company is involved in administrative proceedings or lawsuits relating to a minimal number of other Superfund sites. The Company estimates, based on currently available information, that potential loss contingencies associated with these sites, individually and in the aggregate, are not significant. Substantially all amounts accrued are expected to be paid out over the next five to ten years.

  The Company relies upon remedial investigation/feasibility studies (RI/FS) at each site as a basis for estimating remediation costs at the site. The Company has completed RI/FS or preliminary assessments at most of its sites. However, selection of the remediation method and the cleanup standard to be applied are, in most cases, subject to approval by the appropriate government authority. Accordingly, the Company may have possible loss contingencies in excess of the amounts accrued to the extent that the scope of remediation required, the final remediation method selected and the cleanup standard applied vary from the assumptions used in estimating the accrual. The Company estimates that the upper range of these possible loss contingencies should not exceed the amount accrued by more than $65 million.

  The extent of loss related to environmental matters ultimately depends upon a number of factors, including technological developments, changes in environmental laws, the number and ability to pay of other parties involved at a particular site and the Company's potential involvement in additional environmental assessments and cleanups. Based upon currently known facts, management believes that any remediation costs the Company may incur in excess of the amounts accrued or disclosed above would not have a material adverse impact on the Company's consolidated financial statements.

 Statement of Financial Accounting Standards Not Yet Adopted

  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." The statement will be effective for the Company's 1998 annual financial statements. SFAS No. 131 established standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers. SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." The Company currently reports one segment under SFAS No. 14 guidelines; it has not yet determined what effect SFAS No. 131 will have on its reportable segments. SFAS No. 131 affects disclosure only and will not affect reported earnings, cash flow or financial position.

 Forward-Looking Statements

  Except for historical information, this Report contains forward-looking statements concerning the Company's business outlook and plans, future cash requirements, capital expenditure program and potential loss contingencies made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These statements are based on certain assumptions and outcomes are subject to risks and uncertainties. The forward-looking statements are, therefore, subject to change at any time. Actual results could differ materially from expected results expressed in any such forward-looking statements based on numerous factors, including the level of product demand, the cost and availability of raw materials, changes in the competitive environment, the Company's ability to achieve cost reductions and efficiencies, the timing and scope of technological advances, the Company's ability to complete construction projects on schedule, the economic conditions in the chemical industry, the effects of legislative and regulatory changes on product demand and the Company's business, future acquisitions and divestitures and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission, including those risks set forth in the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997.

ITEM 8.FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                             ARCO CHEMICAL COMPANY

                                                                           PAGE
                                                                           ----
CONSOLIDATED FINANCIAL STATEMENTS
  Report of Independent Accountants.......................................  23
  Consolidated Statements of Income for the Years Ended December 31, 1997,
   1996, and 1995.........................................................  24
  Consolidated Balance Sheets as of December 31, 1997 and 1996............  25
  Consolidated Statements of Cash Flows for the Years Ended December 31,
   1997, 1996, and 1995...................................................  26
  Consolidated Statements of Stockholders' Equity for the Years Ended
   December 31, 1997, 1996, and 1995......................................  27
  Notes to Consolidated Financial Statements..............................  28

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of
Directors of ARCO Chemical Company

  We have audited the accompanying consolidated balance sheets of ARCO Chemical Company and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ARCO Chemical Company and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                          Coopers & Lybrand L.L.P.

2400 Eleven Penn Center
Philadelphia, Pennsylvania
February 12, 1998

                             ARCO CHEMICAL COMPANY

                       CONSOLIDATED STATEMENTS OF INCOME
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                  (MILLIONS OF DOLLARS, EXCEPT PER SHARE DATA)

                                                          1997   1996    1995
                                                         ------ ------  ------
Sales and other operating revenues:
  Unrelated parties..................................... $3,732 $3,775  $4,085
  Related parties.......................................    263    180     197
                                                         ------ ------  ------
  Total revenues........................................  3,995  3,955   4,282
Costs and other operating expenses (includes costs of
 $177 in 1997, $132 in 1996, and $134 in 1995, of
 related parties sales).................................  3,230  3,067   3,102
                                                         ------ ------  ------
  Gross profit..........................................    765    888   1,180
Selling, general and administrative expenses............    252    267     278
Research and development................................     82     81      79
Restructuring and other charges.........................    175     --      --
                                                         ------ ------  ------
  Operating income......................................    256    540     823
Interest expense........................................     80     86      89
Other expense (income), net.............................      8    (33)    (22)
                                                         ------ ------  ------
  Income before income taxes............................    168    487     756
Provision for income taxes..............................     57    139     248
                                                         ------ ------  ------
  Net income............................................ $  111 $  348  $  508
                                                         ====== ======  ======
Earnings per share:
  Basic................................................. $ 1.14 $ 3.60  $ 5.28
                                                         ====== ======  ======
  Diluted............................................... $ 1.14 $ 3.59  $ 5.26
                                                         ====== ======  ======


                            See accompanying notes.

                             ARCO CHEMICAL COMPANY

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996

                             (MILLIONS OF DOLLARS)

                                     ASSETS

                                                                  1997   1996
                                                                 ------ ------
Current assets:
  Cash and cash equivalents..................................... $   29 $   70
  Accounts receivable, net......................................    609    623
  Accounts receivable--related parties..........................      3      6
  Inventories...................................................    484    536
  Prepaid expenses and other current assets.....................     21     37
                                                                 ------ ------
  Total current assets..........................................  1,146  1,272
Investments and long-term receivables...........................     64     71
Property, plant and equipment, net..............................  2,534  2,622
Deferred charges and other assets (net of accumulated
 amortization of $113 in 1997 and $312 in 1996).................    372    429
                                                                 ------ ------
  Total assets.................................................. $4,116 $4,394
                                                                 ====== ======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable................................................ $   98  $  150
  Long-term debt due within one year...........................     23      25
  Accounts payable.............................................    288     330
  Accounts payable--related parties............................     16      19
  Taxes payable................................................     56      19
  Other accrued liabilities....................................    278     229
                                                                ------  ------
  Total current liabilities....................................    759     772
                                                                ------  ------
Long-term debt.................................................    792     844
Other liabilities and deferred credits.........................    215     171
Deferred income taxes..........................................    338     408
Minority interest..............................................    219     185
Stockholders' equity:
  Common stock, $1 par value; authorized 250,000,000 shares;
   99,550,001 issued; outstanding 97,177,230 (1997), 96,759,317
   (1996)......................................................    100     100
  Additional paid-in capital...................................    880     875
  Retained earnings............................................    902   1,062
  Foreign currency translation.................................    (14)     64
  Treasury stock, at cost (shares: 2,372,771, 1997; 2,790,684,
   1996).......................................................    (75)    (87)
                                                                ------  ------
  Total stockholders' equity...................................  1,793   2,014
                                                                ------  ------
  Total liabilities and stockholders' equity................... $4,116  $4,394
                                                                ======  ======

                            See accompanying notes.

                             ARCO CHEMICAL COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                             (MILLIONS OF DOLLARS)

                                                           1997   1996   1995
                                                           -----  -----  -----
Cash flows from operating activities
  Net income.............................................. $ 111  $ 348  $ 508
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Depreciation and amortization.........................   229    222    233
    Restructuring and other charges.......................   175     --     --
    Deferred income taxes.................................   (20)    50     15
    Provision for environmental liabilities...............    --      4     12
    Equity in net loss (income) of affiliate..............     2      1    (14)
    Dividends received from affiliate.....................    --     12     17
    Changes in working capital accounts...................    20    (39)   (76)
    Other.................................................     6    (36)   (18)
                                                           -----  -----  -----
  Net cash provided by operating activities...............   523    562    677
                                                           -----  -----  -----
Cash flows from investment activities
  Purchase of business....................................    --   (568)    --
  Capital expenditures....................................  (263)  (244)  (195)
  Proceeds from asset sales...............................    20    179      6
  Increase in deferred charges............................   (20)   (10)   (82)
  Net proceeds from (purchases of) short-term
   investments............................................    --     25    (25)
  Other...................................................    43     29     (5)
                                                           -----  -----  -----
  Net cash used in investment activities..................  (220)  (589)  (301)
                                                           -----  -----  -----
Cash flows from financing activities
  Dividends paid..........................................  (271)  (271)  (255)
  Net (repayment of) proceeds from notes payable..........   (60)   149    (24)
  Repayment of long-term debt.............................  (182)   (24)   (23)
  Proceeds from issuance of long-term debt................   158     --     --
  Other...................................................    17     13     17
                                                           -----  -----  -----
  Net cash used in financing activities...................  (338)  (133)  (285)
                                                           -----  -----  -----
Effect of exchange rate changes on cash...................    (6)    (5)    --
                                                           -----  -----  -----
Net (decrease) increase in cash and cash equivalents......   (41)  (165)    91
Cash and cash equivalents at beginning of year............    70    235    144
                                                           -----  -----  -----
Cash and cash equivalents at end of year.................. $  29  $  70  $ 235
                                                           =====  =====  =====

                            See accompanying notes.

                             ARCO CHEMICAL COMPANY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                  (MILLIONS OF DOLLARS, EXCEPT PER SHARE DATA)

                                 COMMON STOCK   ADDITIONAL            FOREIGN
                                ---------------  PAID-IN   RETAINED  CURRENCY
                                ISSUED TREASURY  CAPITAL   EARNINGS TRANSLATION
                                ------ -------- ---------- -------- -----------
Balance December 31, 1994
 (99,550,001 shares issued;
 3,464,800 treasury shares)....  $100   $(107)     $864     $  732     $ 70
  Net income...................    --      --        --        508       --
  Cash dividends ($2.65 per
   share)......................    --      --        --       (255)      --
  Foreign currency
   translation.................    --      --        --         --       40
  Reissuance of 403,679
   treasury shares in
   connection with purchases by
   employee benefit plan and
   upon exercise of stock
   options.....................    --      12         5         --       --
                                 ----   -----      ----     ------     ----
Balance December 31, 1995
 (99,550,001 shares issued;
 3,061,121 treasury shares)....   100     (95)      869        985      110
  Net income...................    --      --        --        348       --
  Cash dividends ($2.80 per
   share)......................    --      --        --       (271)      --
  Foreign currency
   translation.................    --      --        --         --      (46)
  Reissuance of 342,882
   treasury shares in
   connection with purchases by
   employee benefit plan and
   upon exercise of stock
   options.....................    --      11         6         --
  Repurchase of 72,445 shares
   from former employees.......    --      (3)       --         --       --
                                 ----   -----      ----     ------     ----
Balance December 31, 1996
 (99,550,001 shares issued;
 2,790,684 treasury shares)....   100     (87)      875      1,062       64
  Net income...................    --      --        --        111       --
  Cash dividends ($2.80 per
   share)......................    --      --        --       (271)      --
  Foreign currency
   translation.................    --      --        --         --      (78)
  Reissuance of 472,654
   treasury shares in
   connection with purchases by
   employee benefit plan and
   upon exercise of stock
   options.....................    --      15         5         --       --
  Repurchase of 54,741 shares
   from former employees.......    --      (3)       --         --       --
                                 ----   -----      ----     ------     ----
Balance December 31, 1997
 (99,550,001 shares issued;
 2,372,771 treasury shares)....  $100   $ (75)     $880     $  902     $(14)
                                 ====   =====      ====     ======     ====

                            See accompanying notes.

                             ARCO CHEMICAL COMPANY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.FORMATION OF THE COMPANY

  On June 9, 1987, Atlantic Richfield Company (ARCO) transferred substantially all the assets and liabilities of the oxygenates and polystyrenics businesses of the then ARCO Chemical Division to ARCO Chemical Company (the Company) in exchange for 80,000,001 shares of common stock. On October 5, 1987, the Company completed an initial public offering of 19,550,000 shares of common stock. ARCO's 80,000,001 shares represented approximately 82.3 percent of the outstanding shares of common stock at December 31, 1997.

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation--The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries and partnerships. An investment in an affiliate (50 percent owned) is accounted for under the equity method. All significant intercompany transactions have been eliminated in consolidation. Certain amounts in 1996 and 1995 have been reclassified for comparative purposes.

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

  Property, Plant and Equipment--Property, plant and equipment are carried at cost and depreciated on a straight-line method over their estimated useful lives. The principal useful lives used are: plant, 20 years; light equipment, furniture, and information equipment, 5 to 10 years; administrative buildings, 30 years. Upon disposition, residual cost less salvage is included in current income. Maintenance and repairs are expensed and betterments are capitalized.

  Deferred Charges--Deferred charges are carried at cost and consist primarily of the value assigned to acquired technology, capacity reservation fees and other long-term processing rights and costs. These assets are being amortized on a straight-line method over their estimated useful lives or the term of the related agreement, if shorter.

  Environmental Expenditures--Environmental expenditures that relate to current operations are expensed or capitalized, depending upon their future economic benefit. Expenditures that result from the remediation of an existing condition caused by past operations are expensed. Liabilities are recognized for remedial activities when remediation is probable and the costs can be reasonably estimated. Estimated liabilities are not discounted to present value.

  Income Taxes--The Company's results of operations are included in the consolidated federal income tax return, and certain consolidated, combined, or unitary state returns of ARCO. The Company's income tax expense in the consolidated financial statements is computed on a modified stand-alone basis pursuant to a tax sharing agreement, with any resulting liability or refund settled with

ARCO. The agreement permits the Company to reduce its federal income tax liability through the use of certain tax attributes that produce a benefit to the ARCO affiliated group, but would not otherwise benefit the Company on a stand-alone basis. Income tax expense also reflects the Company's liability under separate company returns filed with certain states.

  Long-Lived Asset Impairment--Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The provisions of SFAS No. 121 require the Company to review its long-lived assets for impairment on an exception basis whenever events or changes in circumstances indicate a potential loss in utility. Impairment losses are recognized in the income statement.

3.RELATED PARTY TRANSACTIONS AND COST ALLOCATIONS

  Effective July 1, 1987, the Company and ARCO (including ARCO subsidiaries) entered into a series of agreements that included, among other things, purchase, exchange and processing agreements, product sales agreements, operational services agreements, and an administrative services agreement.

  Certain of these agreements are between the Company and Lyondell Petrochemical Company (Lyondell). The Company believes that all significant agreements with Lyondell have been negotiated on an arm's length basis. However, because ARCO had a 49.9 percent ownership interest in Lyondell, the Company historically treated Lyondell as a related party. During September 1997, ARCO divested its 49.9 percent ownership interest in Lyondell. Accordingly, after September 30, 1997, the Company stopped reporting transactions with Lyondell as related party transactions.

  The purchase, exchange, and processing agreements are principally for methanol, benzene, ethylene, propylene, and MTBE. Other purchases from ARCO and Lyondell principally include normal butane, isobutane, isobutylene, nonenes and tetramers, natural gas and certain butanediol feedstocks. Product sales include sales by the Company to ARCO and Lyondell of MTBE and propane. The Company has entered into long-term sales agreements with ARCO providing for delivery of fixed quantities of MTBE. The operational services agreements are for various plant services performed by ARCO and Lyondell. The administrative services agreement provides that beginning October 1, 1987, ARCO provides the Company with certain leased office space, insurance and other financial, legal, and administrative services, and the Company provides ARCO with various technical and legal services. These agreements with ARCO have various durations, ranging from monthly renewals to a term extending to 2017.

  An analysis of the aggregate transactions for the years ended December 31, 1997, 1996, and 1995 is as follows:

                                                         1997    1996    1995
                                                        ------- ------- -------
                                                         (MILLIONS OF DOLLARS)
   Purchases........................................... $   177 $   274 $   344
   Product sales.......................................     263     180     197
   Processing fees and operational services............      10      10      11
   Administrative services:
     For ARCO..........................................       1       1       1
     By ARCO...........................................      27      30      32

  Outstanding balances under these agreements with ARCO at December 31, 1997 and 1996, are included in "Accounts receivable--related parties" and "Accounts payable--related parties."

4.GEOGRAPHIC INFORMATION

  The Company is an international manufacturer of intermediate chemicals and specialty chemical products which it principally markets to other industrial concerns. The Company operates in one industry segment. The geographic distribution of the Company's markets and assets is indicated by the table below. In addition to total revenues by origin (point of sale), the Company has also presented total revenues by destination (customer location).

                                                       1997     1996     1995
                                                      -------  -------  -------
                                                       (MILLIONS OF DOLLARS)
   Total revenues (by destination)
     United States................................... $ 2,022  $ 2,112  $ 2,181
     Europe..........................................   1,027    1,058    1,178
     Other foreign...................................     946      785      923
                                                      -------  -------  -------
       Total......................................... $ 3,995  $ 3,955  $ 4,282
                                                      =======  =======  =======
   Total revenues (by origin)
     United States................................... $ 2,446  $ 2,363  $ 2,505
     Europe..........................................   1,141    1,236    1,465
     Other foreign...................................     408      356      312
                                                      -------  -------  -------
       Total......................................... $ 3,995  $ 3,955  $ 4,282
                                                      =======  =======  =======
   Pretax earnings
     United States................................... $   273  $   480  $   748
     Europe..........................................     (16)      96       76
     Other foreign...................................      (9)      (3)      21
     Interest expense................................     (80)     (86)     (89)
                                                      -------  -------  -------
       Total......................................... $   168  $   487  $   756
                                                      =======  =======  =======
   Total assets
     United States................................... $ 3,023  $ 2,985  $ 2,610
     Europe..........................................   1,156    1,393    1,530
     Other foreign...................................     276      289      315
     Eliminations....................................    (339)    (273)    (320)
                                                      -------  -------  -------
       Total......................................... $ 4,116  $ 4,394  $ 4,135
                                                      =======  =======  =======
   United States export sales
     Asia Pacific.................................... $   182  $   189  $   294
     Canada and Latin America........................     242      127      115
     Europe and other foreign........................       6        5       11
                                                      -------  -------  -------
       Total......................................... $   430  $   321  $   420
                                                      =======  =======  =======

  Included in pretax earnings are royalty charges made to foreign operations for the use of Company technology. Pretax earnings in 1997 reflect restructuring and other charges in the United States, Europe and other foreign of $124 million, $40 million and $11 million, respectively. Eliminations principally include intercompany receivables.

  The amounts of intercompany sales that are eliminated from total revenues are as follows:

                                                          1997    1996    1995
                                                         ------- ------- -------
                                                          (MILLIONS OF DOLLARS)
   United States........................................ $   426 $   280 $   373
   Europe...............................................     196     117      32
   Other foreign........................................       3       1       1
                                                         ------- ------- -------
     Total.............................................. $   625 $   398 $   406
                                                         ======= ======= =======

  Intercompany sales are made at prices approximating current market values.

5.INVENTORIES

  Inventories are stated at the lower of cost or market. In 1997, approximately 90 percent of inventories, excluding materials and supplies, were determined by the last-in, first-out (LIFO) method. Materials and supplies and other non-LIFO inventories are valued using either the first-in, first-out (FIFO) or the average cost methods.

  Inventories at December 31, 1997 and 1996, comprised the following categories:

                                                             1997       1996
                                                          ---------- ----------
                                                          (MILLIONS OF DOLLARS)
   Finished goods........................................ $      336 $      392
   Work-in-process.......................................         45         38
   Raw materials.........................................         58         62
   Materials and supplies................................         45         44
                                                          ---------- ----------
     Total............................................... $      484 $      536
                                                          ========== ==========

  If the FIFO inventory valuation method had been used exclusively, inventories would have been higher than the book value of such inventories by approximately $27 million and $17 million at December 31, 1997 and 1996, respectively.

6.PROPERTY, PLANT AND EQUIPMENT, NET

  Property, plant and equipment, at cost, and related accumulated depreciation at December 31, 1997 and 1996, were as follows:

                                                             1997       1996
                                                          ---------- ----------
                                                          (MILLIONS OF DOLLARS)
   Land.................................................. $       25 $       23
   Buildings and equipment...............................      3,860      3,941
   Construction in progress..............................        264        188
                                                          ---------- ----------
                                                               4,149      4,152
   Less: Accumulated depreciation........................      1,615      1,530
                                                          ---------- ----------
     Total............................................... $    2,534 $    2,622
                                                          ========== ==========

  Depreciation expense for the years ended December 31, 1997, 1996 and 1995 was $199 million, $184 million, and $192 million, respectively. Expenses for maintenance and repairs, including costs associated with plant maintenance turnarounds, for the years ended December 31, 1997, 1996, and 1995 were $133 million, $113 million, and $97 million, respectively. Interest cost capitalized as property, plant and equipment for the years ended December 31, 1997 and 1996 amounted to $9 million and $3 million, respectively.

7.BANK CREDIT FACILITIES

  During July 1997, the Company negotiated a new revolving credit facility, which comprised a $200 million credit agreement and a $300 million credit agreement, for a total commitment of $500 million. The $200 million credit agreement is renewable annually; the $300 million credit agreement has a term of five years. This facility replaces the previous $300 million revolving credit agreement. The new facility has a restrictive financial covenant that requires the Company to maintain a minimum consolidated net worth, as defined in the agreements, of $1.5 billion. The Company has no outstanding borrowing against the facility as of December 31, 1997.

  Notes payable at December 31, 1997 consisted primarily of short-term bank borrowing and commercial paper issued to a variety of financial investors and institutions at various interest rates and maturities of up to 270 days. The weighted average effective interest rate for this borrowing at December 31, 1997 was 6.3 percent. As a condition of the sale of commercial paper, the Company is required to maintain a back-up credit facility at least equal to the amount of the outstanding commercial paper. The Company uses the credit facility for this purpose.

8.OTHER ACCRUED LIABILITIES

  Other accrued liabilities at December 31, 1997 and 1996, were as follows:

                                                             1997       1996
                                                          ---------- ----------
                                                          (MILLIONS OF DOLLARS)
   Payroll and benefits.................................. $       68 $       81
   Severance and ancillary costs.........................         45         --
   Contractual obligations...............................         33         30
   Interest..............................................         18         18
   Other.................................................        114        100
                                                          ---------- ----------
     Total............................................... $      278 $      229
                                                          ========== ==========

9.TAXES

  The components of the provision for income taxes for the years ended December 31, 1997, 1996, and 1995 were as follows:

                                                       1997     1996     1995
                                                      -------  -------  -------
                                                       (MILLIONS OF DOLLARS)
   Federal:
     Current......................................... $    65  $    73  $   202
     Deferred........................................     (18)      17        6
                                                      -------  -------  -------
       Total.........................................      47       90      208
                                                      -------  -------  -------
   Foreign:
     Current.........................................      10       15       21
     Deferred........................................      12       34        9
                                                      -------  -------  -------
       Total.........................................      22       49       30
                                                      -------  -------  -------
   State:
     Current.........................................       2        1       10
     Deferred........................................     (14)      (1)      --
                                                      -------  -------  -------
       Total.........................................     (12)      --       10
                                                      -------  -------  -------
   Provision for income taxes........................ $    57  $   139  $   248
                                                      =======  =======  =======

  Deferred tax liabilities and assets are comprised of the following at December 31, 1997 and 1996:

                                                            1997       1996
                                                         ---------- ----------
                                                         (MILLIONS OF DOLLARS)
   Deferred tax liabilities:
     Depreciation and amortization...................... $      530 $      457
     Other..............................................         --         30
                                                         ---------- ----------
       Gross deferred tax liabilities...................        530        487
                                                         ---------- ----------
   Deferred tax assets:
     Loss carryforwards.................................        152        162
     Tax basis in excess of book........................         --         10
     Provisions for benefit plans and estimated
      expenses..........................................        180         76
                                                         ---------- ----------
       Gross deferred tax assets........................        332        248
                                                         ---------- ----------
       Deferred tax asset valuation allowance...........        127        140
                                                         ---------- ----------
   Net deferred tax liability........................... $      325 $      379
                                                         ========== ==========

  During 1997 and 1996, the valuation allowance was increased for certain foreign tax loss carryforwards and reduced with respect to federal capital loss carryforwards. The valuation allowance was $138 million at December 31, 1995.

  A reconciliation of the federal statutory rate to the effective tax rate for the years ended December 31, 1997, 1996, and 1995 is as follows:

                                                  PERCENT OF PRETAX INCOME
                                                 ----------------------------
                                                   1997      1996      1995
                                                 --------  --------  --------
   Federal statutory rate.......................     35.0      35.0      35.0
     Increase (reduction) in taxes resulting
      from:
       Research and development tax credit......     (5.5)       --        --
       Foreign income taxes in excess of
        statutory rate..........................      3.0        --        --
       Utilization of capital loss
        carryforward............................       --      (3.0)       --
       Foreign tax credits pursuant to tax
        sharing agreement.......................       --      (1.6)       --
       Other....................................      1.5      (1.9)     (2.2)
                                                 --------  --------  --------
   Effective tax rate...........................     34.0      28.5      32.8
                                                 ========  ========  ========

  At December 31, 1997, the Company had foreign tax loss carryforwards of $376 million and state tax loss carryforwards of $293 million. These carryforwards begin expiring in 1998. Existing foreign tax credits are sufficient to offset any tax on undistributed earnings of foreign subsidiaries.

10.LONG-TERM DEBT

  Long-term debt at December 31, 1997 and 1996, comprised the following:

                                                             1997       1996
                                                          ---------- ----------
                                                          (MILLIONS OF DOLLARS)
   9.9% debentures due 2000.............................. $      200 $      200
   9.375% debentures due 2005............................        100        100
   10.25% debentures due 2010............................        100        100
   9.8% debentures due 2020..............................        224        224
   Dutch bank loans......................................        149        173
   French bank loans.....................................         33         55
   Other.................................................          9         17
                                                          ---------- ----------
     Total...............................................        815        869
   Debt due within one year..............................         23         25
                                                          ---------- ----------
     Long-term debt...................................... $      792 $      844
                                                          ========== ==========

  In February 1997, the Company executed an agreement to refinance on a long-term basis the Dutch bank loans previously entered into by the Company's wholly owned subsidiary, ARCO Chemie Nederland, Ltd. (ACNL), which consisted of two borrowings totaling 300 million Dutch guilders, both due in 1997. As part of the agreement, one loan, due in 2002, replaced the two borrowings due in 1997. Accordingly, the Dutch bank loans were classified as long-term debt at December 31, 1996. At December 31, 1997, ACNL had outstanding interest rate swaps on the Dutch bank loan, totaling 300 million Dutch guilders, or approximately $149 million. The swaps mature in 2002. The swaps effectively changed the loan's floating rate, which was based on the Amsterdam Interbank Offer Rate ("AIBOR"), to a fixed rate of 4.8 percent. See Note 19.

  The French bank loans, entered into by the Company's wholly owned affiliate, ARCO Chimie France, SNC, mature at various dates through 2006. The weighted average effective interest rate for these borrowings was approximately 7.2 percent and 7.3 percent in 1997 and 1996, respectively.

  Aggregate maturities of all long-term debt during the next five years are $23 million in 1998, $16 million in 1999, $201 million in 2000, $1 million in 2001, $149 million in 2002 and $425 million thereafter.

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

  To assure itself of reliable, long-term supplies of utilities at favorable rates for its Rotterdam plant, the Company entered into a 15-year utility cogeneration joint venture as a limited partner. The joint venture operates a cogeneration plant, primarily funded through nonrecourse debt. The Company is obligated to take or pay for minimum quantities of steam and electricity in support of the joint venture's financing arrangement. The Company pays for actual quantities of steam and electricity taken based on the joint venture's actual cost plus a specified return on the partners' investment. The Company also has a long-term purchase agreement for ethylene which requires the Company to take or pay for 143 million pounds annually at prevailing market prices for a remaining term through March 1999. Purchases under the cogeneration and the ethylene agreements during 1997, 1996 and 1995 were $47 million, $43 million and $50 million, respectively.

  The Company has commitments, including those related to capital expenditures, all made in the normal course of business. At December 31, 1997, the Company's capital commitments totaled approximately $500 million. These commitments were primarily for new plant construction and existing plant capacity expansion and included a lump-sum contract for the engineering, procurement and construction of a new PO/SM plant in Rotterdam, the Netherlands, PO and SM capacity expansions and a new ethylbenzene production unit at the Channelview, Texas facility, a new t-butyl hydroperoxide unit at the Pasadena, Texas facility, and polyols capacity expansions at the Fos-sur-Mer facility in France.

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

  At December 31, 1997, the Company's environmental liability totaled $44 million, which reflected the Company's latest assessment of potential future remediation costs associated with existing sites. A significant portion of the liability is related to the Beaver Valley plant site, located in Monaca, Pennsylvania. The Company sold the Beaver Valley plant assets to NOVA Chemicals Inc. (NOVA) on September 30, 1996, but retained ownership of the land at the Beaver Valley plant site, substantial portions of which were leased to NOVA. On October 20, 1997, the Company, Beazer East, Inc. (Beazer) and the Pennsylvania Department of Environmental Protection (PADEP) entered into a consent agreement that acknowledged the completion of remedial investigations and conditionally approved the proposed remediation methods at the Beaver Valley plant site, all pursuant to a 1994 work plan previously agreed to by the Company and PADEP. Following execution of the consent agreement, the Company transferred to NOVA title to the previously leased portions of the land at the Beaver Valley plant site. The Company continues to retain responsibility for remediation of the land. Final approval of the remediation methods is subject to PADEP's approval of risk assessment studies to be submitted by the Company in the near future. The Company has an agreement with Beazer whereby Beazer has agreed to pay for approximately 50 percent of the Beaver Valley plant site remediation costs. The Company and Beazer have reached an agreement with the U.S. government whereby the government will pay 28.5 percent of the costs incurred by the Company and Beazer for remediation of substantial portions of the Beaver Valley site.

  The remainder of the liability is related to four other plant sites and one federal Superfund site for amounts ranging from $2 million to $13 million per site. The Company is involved in administrative proceedings or lawsuits relating to a minimal number of other Superfund sites. The Company estimates, based on currently available information, that potential loss contingencies associated with these sites, individually and in the aggregate, are not significant. Substantially all amounts accrued are expected to be paid out over the next five to ten years.

  The Company relies upon remedial investigation/feasibility studies (RI/FS) at each site as a basis for estimating remediation costs at the site. The Company has completed RI/FS or preliminary assessments at most of its sites. However, selection of the remediation method and the cleanup standard to be applied are, in most cases, subject to approval by the appropriate government authority. Accordingly, the Company may have possible loss contingencies in excess of the amounts accrued to the extent that the scope of remediation required, the final remediation method selected and the cleanup standard applied vary from the assumptions used in estimating the accrual. The Company estimates that the upper range of these possible loss contingencies should not exceed the amount accrued by more than $65 million.

  The extent of loss related to environmental matters ultimately depends upon a number of factors, including technological developments, changes in environmental laws, the number and ability to pay of other parties involved at a particular site and the Company's potential involvement in additional environmental assessments and cleanups. Based upon currently known facts, management believes that any remediation costs the Company may incur in excess of the amounts accrued or disclosed above would not have a material adverse impact on the Company's consolidated financial statements.

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

  The following tables set forth the plans' funded status and amounts recognized in the Company's balance sheets at December 31, 1997 and 1996:

                                                             1997
                                                -------------------------------
                                                ASSETS EXCEEDED   ACCUMULATED
                                                  ACCUMULATED      BENEFITS
                                                   BENEFITS     EXCEEDED ASSETS
                                                --------------- ---------------
                                                     (MILLIONS OF DOLLARS)
   Actuarial present value of benefit
    obligations:
     Vested benefit obligation................       $207            $ 30
                                                     ====            ====
     Accumulated benefit obligation...........       $233            $ 32
                                                     ====            ====
     Projected benefit obligation.............       $285            $ 39
   Plan assets at fair value, primarily stocks
    and bonds.................................        343              --
                                                     ----            ----
   Projected benefit obligation less than (in
    excess of) plan assets....................         58             (39)
   Unrecognized net (gain) loss...............        (11)             11
   Prior service cost not yet recognized in
    net periodic pension cost.................          5               2
   Unrecognized net liability at January 1,
    1997......................................          2              --
   Adjustment required to recognize minimum
    liability.................................         --              (8)
                                                     ----            ----
   Prepaid pension cost (liability) recognized
    in the balance sheet......................       $ 54            $(34)
                                                     ====            ====
                                                             1996
                                                -------------------------------
                                                ASSETS EXCEEDED   ACCUMULATED
                                                  ACCUMULATED      BENEFITS
                                                   BENEFITS     EXCEEDED ASSETS
                                                --------------- ---------------
                                                     (MILLIONS OF DOLLARS)
   Actuarial present value of benefit
    obligations:
     Vested benefit obligation................       $161            $ 18
                                                     ====            ====
     Accumulated benefit obligation...........       $182            $ 19
                                                     ====            ====
     Projected benefit obligation.............       $246            $ 34
   Plan assets at fair value, primarily stocks
    and bonds.................................        311              --
                                                     ----            ----
   Projected benefit obligation less than (in
    excess of) plan assets....................         65             (34)
   Unrecognized net (gain) loss...............         (6)             14
   Prior service cost not yet recognized in
    net periodic pension cost.................          5               2
   Unrecognized net liability at January 1,
    1996......................................          3              --
   Adjustment required to recognize minimum
    liability.................................         --              (2)
                                                     ----            ----
   Prepaid pension cost (liability) recognized
    in the balance sheet......................       $ 67            $(20)
                                                     ====            ====

  The above tables for plans with assets exceeding accumulated benefits include foreign pension plans. These foreign plans constituted approximately 25 percent and 27 percent of the projected benefit obligation and 23 percent of the plan assets in the table at December 31, 1997 and 1996, respectively. The plans for which accumulated benefits exceed assets primarily represent supplemental retirement benefits for executives and expatriated employees.

  Components of net pension cost related to Company-sponsored plans for the years ended December 31, 1997, 1996, and 1995 were as follows:

                                                               1997  1996  1995
                                                               ----  ----  ----
                                                                (MILLIONS OF
                                                                  DOLLARS)
   Service cost............................................... $ 17  $ 16  $ 13
   Interest cost..............................................   20    19    19
   Actual return on plan assets...............................  (48)  (42)  (44)
   Net amortization and deferral..............................   19    18    25
                                                               ----  ----  ----
     Net periodic pension cost................................ $  8  $ 11  $ 13
                                                               ====  ====  ====

  In addition to the pension cost above, in 1997 the Company recorded additional pension expense of $17 million pretax in connection with work force reductions resulting from the restructuring program.

  Foreign pension plans comprised $3 million of net periodic pension cost for each of the years 1997, 1996 and 1995.

  The assumptions used as of December 31, 1997, 1996, and 1995 in determining the domestic net pension cost and net pension liability were as follows:

                                                            1997   1996   1995
                                                            -----  -----  -----
   Discount rate...........................................   7.0%  7.25%   7.0%
   Rate of salary progression..............................   4.0    5.0    5.0
   Long-term rate of return on assets...................... 10.25  10.25  10.25

  The assumptions used in determining the net pension cost and pension liability for foreign pension plans were based on the economic environment of each applicable country. The range of assumptions used as of December 31, 1997 was as follows: discount rates, 6.0 to 7.6 percent; rate of salary progression, 4.0 to 6.5 percent; long-term rate of return on assets, 7.0 to
9.0 percent.

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

  The following reconciles the unfunded accumulated obligation to the Company's balance sheet as of December 31, 1997 and 1996:

                                                        1997         1996
                                                     ----------   ----------
                                                     (MILLIONS OF DOLLARS)
   Accumulated postretirement benefit obligation
    (APBO):
     Retirees....................................... $       23   $       17
     Fully eligible active plan participants........          8            6
     Other active plan participants.................         31           26
                                                     ----------   ----------
       Total APBO...................................         62           49
     Unrecognized net gain..........................         10           12
     Unrecognized prior service cost................         (7)          (5)
                                                     ----------   ----------
   Accrued postretirement benefit liability......... $       65   $       56
                                                     ==========   ==========

  Net periodic postretirement benefit cost for the years ended December 31, 1997, 1996 and 1995 included the following components:

                                                      1997     1996     1995
                                                     -------  -------  -------
                                                      (MILLIONS OF DOLLARS)
   Service cost..................................... $     2  $     2  $     2
   Interest cost....................................       4        3        3
                                                     -------  -------  -------
   Net periodic postretirement benefit cost......... $     6  $     5  $     5
                                                     =======  =======  =======

  The medical cost trend inflation rate assumption was 9 percent annually for the period 1995 to 1996, 7 percent annually for the period 1997 to 2001, and 5 percent annually thereafter. Increasing the health care cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1997 by $9 million and increase net periodic postretirement benefit cost for 1997 by $1 million. The discount rate used was 7.0 percent.

14. STOCK OPTION AND EMPLOYEE BENEFIT PLANS

  In November 1989, the Board of Directors adopted the 1990 Long-Term Incentive Plan (the 1990 Plan). The 1990 Plan, which became effective January 1, 1990, provided, among other things, for the award to officers and other key management employees of nonqualified stock options for the purchase of up to two million shares of the Company's common stock. During 1997 and 1996, the Board of Directors authorized an additional 800,000 and 200,000 shares of common stock, respectively, for issuance under the 1990 Plan. The option price per share is fixed by the Long-Term Incentive Plan Administration Subcommittee (the Subcommittee) of the Board of Directors, which administers the 1990 Plan, but may not be less than the fair market value of the Company's common stock on the date the option is granted. The maximum option period is ten years. Options granted before January 1, 1996 may be exercised after one year of continuous service with ARCO, the Company, or any of their subsidiaries immediately following the date of the grant. Options granted after January 1, 1996 may be exercised after four years of continuous service. The Subcommittee may, at its discretion, establish a longer waiting period.

  In July 1987, ARCO, the Company's sole stockholder at the time, approved the 1987 Executive Long-Term Incentive Plan (the 1987 Plan). The 1987 Plan, which became effective September 1, 1987, provided, among other things, for the award to officers and other key management employees of nonqualified stock options for the purchase of up to 290,000 shares of the Company's common stock at $32 per share. The options were exercisable through October 1997 and all options have been exercised.

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

  The following table summarizes the activity relating to the Company's stock option plans:

                                                                        WEIGHTED
                                                                        AVERAGE
                                                              NUMBER    EXERCISE
                                                            OF OPTIONS   PRICE
                                                            ----------  --------
   Balance, December 31, 1994.............................. 1,443,106    $39.31
     Granted...............................................   339,200     42.44
     Exercised.............................................  (100,133)    34.87
     Forfeited.............................................      (800)    42.44
                                                            ---------
   Balance, December 31, 1995.............................. 1,681,373     40.21
     Granted...............................................   292,800     50.63
     Exercised.............................................   (61,627)    34.83
                                                            ---------
   Balance, December 31, 1996.............................. 1,912,546     41.97
     Granted...............................................   277,400     47.19
     Exercised.............................................  (136,056)    34.40
                                                            ---------
   Balance, December 31, 1997.............................. 2,053,890     43.18
                                                            =========

  The Company issues treasury shares upon exercise of stock options.

A summary of the Company's stock options as of December 31, 1997 and 1996 was as follows:

                                                             1997      1996
                                                           --------- ---------
   Shares available for option............................   703,710   181,110
   Options exercisable.................................... 1,483,690 1,619,746
   Weighted average exercise price of options
    exercisable...........................................    $40.96    $40.41
   Fair value per share of options granted during the
    year..................................................    $22.41    $22.56
   Fair value assumptions:
     Dividend yield.......................................      5.94      5.53
     Expected volatility..................................     12.44     12.32
     Risk-free interest rate..............................      6.42      5.81
     Maturity, in years...................................      10.0      10.0

  At December 31, 1997, exercise prices for options outstanding ranged from $32.63 to $50.63 and the weighted average remaining option period was 6 years. The fair value per share of options granted was estimated as of the grant date using the Black-Scholes option-pricing model and the above assumptions.

  Employee stock options are accounted for under the intrinsic-value-based method prescribed by Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees."

Accordingly, no compensation cost has been recognized in connection with stock option grants under the plans. The pro forma impact on both net income and earnings per share from calculating compensation expense consistent with SFAS No. 123, "Accounting for Stock-Based Compensation", in any of the years ended December 31, 1997, 1996 or 1995 was not more than $5 million, or $0.05 per share.

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

  In connection with the sale of the plastics business on September 30, 1996, the Company implemented a stock repurchase program for up to 320,000 shares of the Company's common stock held in certain employee benefit plans by former employees associated with the plastics business. The Company repurchased 127,186 shares through October 30, 1997, the date on which the repurchase program ended.

15.EARNINGS PER SHARE

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share." SFAS No. 128 requires companies to adopt its provisions in financial statements issued for periods ending after December 15, 1997 and requires restatement of all prior earnings per share ("EPS") data presented. Basic EPS is based on the average number of common shares outstanding during each period. Diluted EPS includes the effect of outstanding stock options issued under the 1987 Executive Long-Term Incentive Plan and the 1990 Long-Term Incentive Plan (see
Note 14).

                                           1997         1996           1995
                                       ------------ -------------  ------------
                                       SHARES  EPS  SHARES  EPS    SHARES  EPS
                                       ------ ----- ------ ------  ------ -----
                                        (MILLIONS, EXCEPT PER SHARE AMOUNTS)
Earnings per Share:
  Basic...............................  97.0  $1.14  96.7  $ 3.60   96.3  $5.28
  Dilutive effect of options..........   0.1     --   0.2   ( .01)   0.2   (.02)
                                        ----  -----  ----  ------   ----  -----
  Diluted.............................  97.1  $1.14  96.9  $ 3.59   96.5  $5.26
                                        ====  =====  ====  ======   ====  =====

16.SUPPLEMENTAL CASH FLOW INFORMATION

  Following is supplemental cash flow information provided for the years ended December 31, 1997, 1996, and 1995:

                                                       1997    1996    1995
                                                      -------  -----  -------
                                                      (MILLIONS OF DOLLARS)
Changes in working capital-increase (decrease) to
 cash:
  Accounts receivable................................ $   (16) $  (2) $   (43)
  Inventories........................................      32    (50)     (64)
  Prepaid expense and other current assets...........      (1)    (3)      (4)
  Accounts payable...................................     (21)    89       (5)
  Taxes payable......................................      40    (77)      28
  Other accrued liabilities..........................     (14)     4       12
                                                      -------  -----  -------
  Changes in working capital accounts................ $    20  $ (39) $   (76)
                                                      =======  =====  =======
Short-term investments:
  Gross proceeds from maturities..................... $    --  $ 139  $    30
  Gross purchases....................................      --   (114)     (55)
                                                      -------  -----  -------
  Net proceeds (purchases)........................... $    --  $  25  $   (25)
                                                      =======  =====  =======
Notes payable:
  Gross proceeds from issuances...................... $ 2,001  $ 382  $ 1,484
  Gross repayments...................................  (2,061)  (233)  (1,508)
                                                      -------  -----  -------
  Net (repayments) proceeds.......................... $   (60) $ 149  $   (24)
                                                      =======  =====  =======
Cash paid during the year for:
  Interest (net of amount capitalized)............... $    80  $  83  $    87
  Income taxes.......................................      44    165      213

  The above changes exclude the effects of the provisions for restructuring and other charges (see Note 20), a business acquisition (see Note 21), an asset sale (see Note 22), and foreign exchange rate changes.

17.LEASE COMMITMENTS

  The Company leases various facilities and equipment under noncancelable lease arrangements for varying periods. At December 31, 1997, future minimum lease payments for all noncancelable operating leases with lease terms in excess of one year were as follows:

                                                                    (MILLIONS OF
                                                                      DOLLARS)
                                                                    ------------
   1998............................................................     $ 52
   1999............................................................       36
   2000............................................................       32
   2001............................................................       27
   2002............................................................       23
   Later years.....................................................      187
                                                                        ----
     Total minimum lease payments..................................     $357
                                                                        ====

  Rental expense for the years ended December 31, 1997, 1996, and 1995 was $108 million, $107 million and $100 million, respectively.

18.FOREIGN CURRENCY TRANSACTIONS

  For the years ended December 31, 1997, 1996, and 1995, losses on foreign exchange transactions, including foreign currency derivative instruments, were $27 million, $11 million, and $13 million, respectively. See Note 19.

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

  During 1995, the Company announced plans for the construction of a new world scale PO/SM plant in Rotterdam, the Netherlands. In connection with this project, the Company anticipated that it would be making capital commitments denominated in a foreign currency for a period extending through 2000. In 1995, the Company entered into foreign currency forward and purchased option contracts to minimize the foreign exchange exposures associated with these anticipated commitments. During 1997, the Company revised its hedging strategy to take advantage of the stronger U.S. dollar and to recognize the greater certainty of the project's cash outflows. The Company effectively terminated the forward and purchased option contracts entered into in 1995 and entered into new forward contracts and purchased option contracts. Unamortized option premiums associated with the terminated option contracts were charged to expense in 1997. During November 1997, the Company signed a lump-sum contract for the engineering, procurement and construction of the new Rotterdam PO/SM plant. Accordingly, gains on the purchased options and gains and losses on the forward contracts will be deferred and included as part of the plant's construction costs. As of December 31, 1997, there were immaterial deferred hedging losses on the forward contracts. The notional amounts of foreign currency contracts outstanding, principally involving the Netherlands guilder, were $390 million at December 31, 1997, with various maturity dates ranging from 1998 to 2000. At December 31, 1996, the notional amounts of foreign currency contracts outstanding were $371 million.

  Interest rate swap contracts are used to minimize interest rate exposures on foreign bank loans due in 2002. The interest rate swap contracts mature in 2002.

  Gains and losses, realized and unrealized, on foreign currency forward contracts covering anticipatory cash flows are recognized currently as other income or expense in the results of operations. Gains and losses on foreign currency swaps are recognized currently in income to the extent of offsetting foreign exchange gains and losses on the underlying intercompany loans. Gains and losses on interest rate swap contracts are accrued for each annual period to yield an effective fixed rate of interest on the related debt. Net pretax losses recorded with respect to derivative contracts were $16 million in 1997. Net gains and losses associated with derivative contracts for 1996 and 1995 were not material.

  The carrying value and the estimated fair value of the Company's derivative instruments as of December 31, 1997 and 1996 are shown as assets (liabilities) in the table below. The carrying value of the purchased options represents the unamortized balance of the option premium.

                                                     1997            1996
                                                --------------  ---------------
                                                CARRYING FAIR   CARRYING  FAIR
                                                 VALUE   VALUE   VALUE   VALUE
                                                -------- -----  -------- ------
                                                    (MILLIONS OF DOLLARS)
Nonderivatives:
  Investments and long-term receivables........   $ 64   $ 64     $ 71   $   71
  Notes payable................................     98     98      150      150
  Long-term debt (including current
   maturities).................................    815    972      869    1,001
Derivatives:
  Foreign currency forwards....................     (3)    (3)     (14)     (14)
  Foreign currency options.....................      4      4        6        6
  Foreign currency swaps.......................      3      2       (4)      (4)
  Interest rate swaps..........................     --     --       (1)      (3)

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

20.RESTRUCTURING AND OTHER CHARGES

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

  Personnel costs included severance, pension enhancements, and other ancillary costs for the reduction of approximately 630 employees worldwide in manufacturing, commercial, research, and administrative activities. Severance payments and other ancillary costs, which will be paid from Company funds, account for $54 million of the accrued liability. Certain of these payments can be deferred at the election of employees, and the Company estimates that such payments will take place over the next two to three years. Pension enhancements that will be paid from the assets of qualified pension plans, which the Company funds on a long-term basis, account for $13 million of the accrued liability. The remaining $8 million consists of nonqualified pension benefits and postretirement benefits that will be paid from Company funds after the retirement of the employee. Exit costs include costs of canceling long-term contracts and leases related to certain production, sales and administrative facilities, including $7 million related to the write down of production assets. Through December 31, 1997, approximately 260 employees have been terminated and approximately $9 million of severance and ancillary costs have been paid out and charged against the accrued liability. There were no payments of exit costs.

  As part of the restructuring program, the Company reviewed its existing asset base. The charge of $77 million, which includes $52 million of valuation adjustments and $25 million of accruals, relates to certain assets, principally license agreements, other intangibles and site-specific production assets, which have decreased ongoing utility in light of the restructured operations, the Company's strategic direction, and the current competitive environment.

21.BUSINESS ACQUISITION

  On December 4, 1996, the Company purchased substantially all of the assets of Olin Corporation's (Olin) toluene diisocyanate (TDI) and aliphatic diisocyanate (ADI) businesses. The purchase included TDI and ADI production facilities in Lake Charles, Louisiana, and certain related assets, including trademarks, patents, and technology. Effective December 1, 1996, the Company has accounted for the acquired business under the purchase method of accounting and, accordingly, the results of operations of the acquired business are included in the Company's consolidated results of operations prospectively from that date. The acquisition cost of approximately $571 million has been allocated to the assets acquired and liabilities assumed, including approximately $94 million of working capital, based on the fair value of such assets and liabilities at the date of acquisition. Based on appraisals, the fair value of the net assets acquired approximates the acquisition cost, and no goodwill has been recorded. Had the acquired business been accounted for under the purchase method as of January 1, 1995, consolidated results of operations for the years 1995 and 1996 would not have been materially affected.

22.ASSET SALE

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

23.SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

                               MARCH       JUNE      SEPTEMBER      DECEMBER
                                 31         30          30             31
                             ----------- --------- -------------  ------------
                              (MILLIONS OF DOLLARS, EXCEPT PER SHARE DATA)
     1997
     ----
Net sales................... $     1,029 $     956  $     1,004    $     1,006
Gross profit................         185       161          232            187
Net income (loss)(1)........          48        35          (37)            65
Earnings (loss) per share
 (1)(2).....................         .50       .36         (.38)           .67
     1996
     ----
Net sales................... $       982 $     959  $     1,035    $       979
Gross profit................         252       216          235            185
Net income..................         106        81           97             64
Earnings per share(2).......        1.10       .84         1.00            .66

--------
(1) Net loss in the third quarter 1997 includes a charge of $116 million, or $1.20 per share, for costs related to a restructuring program and asset reviews.
(2) Earnings per common share calculations for each of the quarters are based on the weighted average number of shares outstanding for each period (basic earnings per share). The sum of the quarters may not necessarily be equal to the full year earnings per share amount.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None

                                   PART III

ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.EXECUTIVE COMPENSATION

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information regarding executive officers of the Company is included in Part
I. For the other information called for by Items 10, 11, 12, and 13, reference is made to the Company's definitive proxy statement for its Annual Meeting of Stockholders, to be held on May 14, 1998, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1997, and which is incorporated herein by reference.

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

 4.2  Forms of Debt Securities issuable under the Indenture referred to in Exhibit
      4.1, filed as Exhibit 4.1 to the Company's Registration Statement on Form S-3
      (No. 33-23340), filed on July 27, 1988, and incorporated herein by reference.
 4.3  Form of Debt Security issuable under the Indenture referred to in Exhibit
      4.1, filed as Exhibit 4 to the Company's Current Report on Form 8-K, dated
      January 30, 1990, and incorporated herein by reference.
 4.4  Forms of Debt Securities issuable under the Indenture referred to in Exhibit
      4.1, filed as Exhibits 4.1 and 4.2 to the Company's Current Report on Form 8-
      K, dated October 31, 1990, and incorporated herein by reference.
 4.5  Form of Debt Security issuable under the Indenture referred to in Exhibit
      4.1, filed as Exhibit 4 to the Company's Current Report on Form 8-K, dated
      December 7, 1990, and incorporated herein by reference.
 4.6  Term Loan Agreement, dated as of March 12, 1997, among ARCO Chemie Nederland,
      Ltd. (Rotterdam Branch), as Borrower, the Company, as Guarantor, Chase In-
      vestment Bank Limited, as Arranger, Chase Manhattan International Limited, as
      Agent, and the Banks listed therein, filed as Exhibit 10.1 to the Company's
      Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, and incorporated herein by reference.
 4.7  Credit Agreement A, dated as of July 23, 1997, among the Company, the Banks named therein and The First National Bank of Chicago, as Agent, filed as Ex-
      hibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, and incorporated herein by reference.
 4.8  Credit Agreement B, dated as of July 23, 1997, among the Company, the Banks named therein and The First National Bank of Chicago, as Agent, filed as Ex-
      hibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, and incorporated herein by reference.
 4.9  Instruments defining the rights of holders of long-term debt not registered under the Securities Exchange Act of 1934 (other than long-term debt issued pursuant to the Term Loan Agreement and the Credit Agreements) are not filed because the total amount of securities authorized under any such instrument does not exceed 10 percent of the consolidated total assets of the Company.
      The Company agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.
10.1  ARCO Chemical Company Annual Incentive Plan, effective January 1, 1988, filed as an Exhibit bearing the same number to the Company's Annual Report on Form
      10-K for 1993, and incorporated herein by reference.
10.2  Resolutions relating to Amendment No. 1 to ARCO Chemical Company Annual In-
      centive Plan, as adopted February 15, 1989, filed as an Exhibit bearing the same number to the Company's Annual Report on Form 10-K for 1990, and incor-
      porated herein by reference.
10.3  Resolutions relating to Amendment No. 2 to ARCO Chemical Company Annual In-
      centive Plan, as adopted July 17, 1990, effective September 1, 1990, filed as an Exhibit bearing the same number to the Company's Annual Report on Form
      10-K for 1990, and incorporated herein by reference.
10.4  Amendment and Restatement of ARCO Chemical Company Executive Supplementary
      Savings Plan, effective January 1, 1995, filed as an Exhibit bearing the same number, to the Company's Annual Report on Form 10-K for 1996, and incorpo-
      rated herein by reference.
10.5  ARCO Chemical Company 1990 Long-Term Incentive Plan, restated as amended through July 20, 1995, filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for 1995, and incorporated herein by reference.

 10.6   Amendment No. 5 to the ARCO Chemical Company 1990 Long-Term Incentive Plan,
        filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the
        quarterly period ended June 30, 1996, and incorporated herein by reference.
 10.7   Amendment No. 6 to the ARCO Chemical Company 1990 Long-Term Incentive Plan,
        filed as Exhibit 4 to the Company's Registration Statement on Form S-8 (No.
        333-28473), filed on June 4, 1997, and incorporated herein by reference.
 10.8   Amendment No. 7 to the ARCO Chemical Company 1990 Long-Term Incentive Plan,
        filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the
        quarterly period ended June 30, 1997, and incorporated herein by reference.
 10.9   ARCO Chemical Company Supplementary Executive Retirement Plan, effective Oc-
        tober 1, 1990, filed as Exhibit 10.12 to the Company's Annual Report on Form
        10-K for 1992, and incorporated herein by reference.
 10.10  Amendment No. 1 to the ARCO Chemical Company Supplementary Executive Retire-
        ment Plan, effective as of May 13, 1993.
 10.11  ARCO Chemical Company Financial Counseling Policy, effective January 1, 1988, filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for 1993,
        and incorporated herein by reference.
 10.12  ARCO Chemical Company Executive Medical Insurance Plan (Summary Plan Descrip-
        tion), effective January 1, 1988, filed as Exhibit 10.14 to the Company's An-
        nual Report on Form 10-K for 1993, and incorporated herein by reference.
 10.13  ARCO Chemical Company Key Management Deferral Plan, effective October 1,
        1990, filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for
        1990, and incorporated herein by reference.
 10.14  Amendment No. 1 to the ARCO Chemical Company Key Management Deferral Plan,
        effective as of October 22, 1992, filed as Exhibit 10.14 to the Company's An-
        nual Report on Form 10-K for 1995, and incorporated herein by reference.
 10.15  Amendment No. 2 to the ARCO Chemical Company Key Management Deferral Plan,
        effective as of January 1, 1997, filed as Exhibit 10.1 to the Company's Quar-
        terly Report on Form 10-Q for the quarterly period ended March 31, 1997, and incorporated herein by reference.
 10.16  ARCO Chemical Company Key Management Long-Term Disability Plan, effective Oc-
        tober 1, 1990, filed as Exhibit 10.16 to the Company's Annual Report on Form
        10-K for 1992, and incorporated herein by reference.
 10.17  Resolutions relating to ARCO Chemical Company Key Management Life Insurance
        Plan, as adopted July 17, 1990, effective August 1, 1990, filed as Exhibit
        10.21 to the Company's Annual Report on Form 10-K for 1990, and incorporated herein by reference.
 10.18  ARCO Chemical Company Retirement Plan for Outside Directors, as amended and restated effective October 1, 1990, filed as Exhibit 10.18 to the Company's
        Annual Report on Form 10-K for 1992, and incorporated herein by reference.
 10.19  Amendment No. 1 to the ARCO Chemical Company Retirement Plan for Outside Di-
        rectors, effective as of May 13, 1993.
 10.20  ARCO Chemical Company Restricted Stock Plan for Outside Directors, filed as
        Exhibit 4 to the Company's Registration Statement on Form S-8 (No. 333-
        36239), filed on September 24, 1997, and incorporated herein by reference.
 10.21  ARCO Chemical Company Deferral Plan for Outside Directors, effective October
        1, 1990, filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K
        for 1992, and incorporated herein by reference.

10.22  Amendment No. 1 to the ARCO Chemical Company Deferral Plan for Outside Direc-
       tors, effective as of October 22, 1992.
10.23  Amendment No. 2 to the ARCO Chemical Company Deferral Plan for Outside Direc-
       tors, effective as of January 1, 1997, filed as Exhibit 10.2 to the Company's
       Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997, and incorporated herein by reference.
10.24  Cross-Indemnification Agreement, dated as of June 1, 1987, between ARCO Chem-
       ical Company and Atlantic Richfield Company, filed as Exhibit 10.2(a) to the
       Company's Registration Statement on Form S-1 (No. 33-15930), filed on July
       28, 1987, and incorporated herein by reference.
10.25  Amendment No. 1 to Cross-Indemnification Agreement, dated as of June 30,
       1987, between ARCO Chemical Company and Atlantic Richfield Company, filed as
       Exhibit 10.2(b) to the Company's Registration Statement on Form S-1 (No. 33-
       15930), filed on July 28, 1987, and incorporated herein by reference.
10.26  Amendment No. 2 to Cross-Indemnification Agreement, dated as of July 1, 1987, between ARCO Chemical Company and Atlantic Richfield Company, filed as Ex-
       hibit 10.2(c) to Amendment No. 1 to the Company's Registration Statement on
       Form S-1 (No. 33-15930), filed on August 21, 1987, and incorporated herein by reference.
10.27  Amended and Restated Tax Sharing Agreement, effective as of January 1, 1995, between ARCO Chemical Company and Atlantic Richfield Company, filed as Ex-
       hibit 10 to the Company's Quarterly Report on Form 10-Q for the quarterly pe-
       riod ended June 30, 1995, and incorporated herein by reference.
10.28  LPC/ACC Services Agreement, dated as of June 30, 1987, between ARCO Chemical
       Company and Lyondell Petrochemical Company, filed as Exhibit 10.4 to the
       Company's Registration Statement on Form S-1 (No. 33-15930), filed on July
       28, 1987, and incorporated herein by reference.
10.29  Services Agreement, dated as of July 18, 1987, between ARCO Chemical Company and Atlantic Richfield Company, filed as Exhibit 10.5 to the Company's Regis-
       tration Statement on Form S-1 (No. 33-15930), filed on July 28, 1987, and in-
       corporated herein by reference.
10.30  Amendment No. 1 to Services Agreement, dated as of March 30, 1990, between
       ARCO Chemical Company and Atlantic Richfield Company, filed as Exhibit 10.29 to the Company's Annual Report on Form 10-K for 1990, and incorporated herein by reference.
10.31  Shareholder Agreement, dated as of June 30, 1987, between ARCO Chemical Com-
       pany and Atlantic Richfield Company, filed as Exhibit 10.6 to the Company's
       Registration Statement on Form S-1 (No. 33-15930), filed on July 28, 1987, and incorporated herein by reference.
10.32  Form of ARCO Chemical Company Indemnity Agreement with officers and direc-
       tors, filed as Exhibit 10.8 to the Company's Registration Statement on Form
       S-1 (No. 33-15930), filed on July 28, 1987, and incorporated herein by refer-
       ence.
12     Statement re computation of the ratio of earnings to fixed charges.
21     Subsidiaries of ARCO Chemical Company.
23     Consent of Independent Accountants.
24     Power of Attorney.
27     Financial Data Schedule.

  All documents incorporated herein by reference to any Annual Report on Form 10-K, Quarterly Report on Form 10-Q or Current Report on Form 8-K previously filed by the Company relate to Commission File No. 1-9678.

  Copies of exhibits will be furnished upon prepayment of 25 cents per page. Requests should be addressed to the Corporate Secretary.

(B) REPORTS ON FORM 8-K:

  The Company filed a Current Report on Form 8-K, dated October 7, 1997, which contained a press release, dated October 7, 1997, announcing the Company's recognition of a $175 million charge related to restructuring and other costs.

  The Company filed a Current Report on Form 8-K, dated December 15, 1997, which contained a press release, dated December 15, 1997, announcing the settlement of certain proceedings between the Company and Repsol, S.A.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Newtown Square, Commonwealth of Pennsylvania, on March 13, 1998.

                                          ARCO Chemical Company

                                                       ALAN R. HIRSIG
                                          By: _________________________________
                                                       Alan R. Hirsig
                                               President and Chief Executive
                                                          Officer

                               ----------------

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

              SIGNATURE                        TITLE                 DATE
                                          Chairman of the
        ANTHONY G. FERNANDES*           Board and Director
-------------------------------------
        Anthony G. Fernandes

           ALAN R. HIRSIG                President, Chief
-------------------------------------    Executive Officer
           Alan R. Hirsig                  and Director

        MARVIN O. SCHLANGER*              Executive Vice
-------------------------------------    President, Chief
         Marvin O. Schlanger             Operating Officer
                                           and Director

         WALTER J. TUSINSKI*                Senior Vice
-------------------------------------    President, Chief
         Walter J. Tusinski              Financial Officer
                                           and Director

          WALTER F. BERAN*
-------------------------------------        Director
           Walter F. Beran


          MARIE L. KNOWLES*                  Director
-------------------------------------                            March 13, 1998
          Marie L. Knowles

         JAMES A. MIDDLETON*                 Director
-------------------------------------
         James A. Middleton

           STEPHEN R. MUT*
-------------------------------------        Director
           Stephen R. Mut


            FRANK SAVAGE*                    Director
-------------------------------------
            Frank Savage

             VAN BILLET                 Vice President and
-------------------------------------       Controller
             Van Billet                     (principal
                                        accounting officer)

             VAN BILLET
*By: ________________________________
             Van Billet
         (Attorney in fact)

                                    EXHIBITS
                                       TO
                                   FORM 10-K
                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
   For the fiscal year ended December 31, 1997  Commission file number 1-9678
                             ARCO Chemical Company
                                 EXHIBIT INDEX

Exhibit
    No.
    --
    2.1  Asset Purchase Agreement, dated October 9, 1996, between ARCO Chemical
         Company and Olin Corporation, filed as Exhibit 2.1 to the Company's
         Current Report on Form 8-K, dated December 17, 1996, and incorporated herein by reference................................................
    2.2  Amendment No. 1, dated December 4, 1996, to the Asset Purchase
         Agreement between ARCO Chemical Company and Olin Corporation, filed as
         Exhibit 2.2 to the Company's Current Report on Form 8-K, dated December
         17, 1996, and incorporated herein by reference.....................
    3.1  Certificate of Amendment and Restated Certificate of Incorporation of
         ARCO Chemical Company, filed as an Exhibit bearing the same number to the Company's Registration Statement on Form S-1 (No. 33-15930), filed on July 28, 1987, and incorporated herein by reference.............
    3.2  By-Laws of ARCO Chemical Company, filed as an Exhibit bearing the same number to the Company's Registration Statement on Form S-1 (No. 33-
         15930), filed on July 28, 1987, and incorporated herein by reference..........................................................
    4.1  Indenture, dated as of June 15, 1988, between ARCO Chemical Company and
         The Bank of New York as Trustee, filed as Exhibit 4.2 to the Company's
         Registration Statement on Form S-3 (No. 33-23340), filed on July 27,
         1988, and incorporated herein by reference.........................
    4.2  Forms of Debt Securities issuable under the Indenture referred to in
         Exhibit 4.1, filed as Exhibit 4.1 to the Company's Registration
         Statement on Form S-3 (No. 33-23340), filed on July 27, 1988, and incorporated herein by reference...................................
    4.3  Form of Debt Security issuable under the Indenture referred to in
         Exhibit 4.1, filed as Exhibit 4 to the Company's Current Report on Form
         8-K, dated January 30, 1990, and incorporated herein by
         reference..........................................................
    4.4  Forms of Debt Securities issuable under the Indenture referred to in
         Exhibit 4.1, filed as Exhibits 4.1 and 4.2 to the Company's Current
         Report on Form 8-K, dated October 31, 1990, and incorporated herein by reference..........................................................
    4.5  Form of Debt Security issuable under the Indenture referred to in
         Exhibit 4.1, filed as Exhibit 4 to the Company's Current Report on Form
         8-K, dated December 7, 1990, and incorporated herein by
         reference..........................................................

    4.6  Term Loan Agreement, dated as of March 12, 1997, among ARCO Chemie
         Nederland, Ltd. (Rotterdam Branch), as Borrower, the Company, as
         Guarantor, Chase Investment Bank Limited, as Arranger, Chase Manhattan
         International Limited, as Agent, and the Banks listed therein, filed as
         Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the
         quarterly period ended June 30, 1997, and incorporated herein by reference..........................................................
    4.7  Credit Agreement A, dated as of July 23, 1997, among the Company, the
         Banks named therein and The First National Bank of Chicago, as Agent, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q
         for the quarterly period ended June 30, 1997, and incorporated herein by reference.......................................................
    4.8  Credit Agreement B, dated as of July 23, 1997, among the Company, the
         Banks named therein and The First National Bank of Chicago, as Agent, filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q
         for the quarterly period ended June 30, 1997, and incorporated herein by reference.......................................................
    4.9  Instruments defining the rights of holders of long-term debt not registered under the Securities Exchange Act of 1934 (other than long-
         term debt issued pursuant to the Term Loan Agreement and Credit
         Agreements) are not filed because the total amount of securities authorized under any such instrument does not exceed 10 percent of the consolidated total assets of the Company. The Company agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.......................................................
   10.1  ARCO Chemical Company Annual Incentive Plan, effective January 1, 1988, filed as an Exhibit bearing the same number to the Company's Annual
         Report on Form 10-K for 1993, and incorporated herein by reference.
   10.2  Resolutions relating to Amendment No. 1 to ARCO Chemical Company Annual
         Incentive Plan, as adopted February 15, 1989, filed as an Exhibit bearing the same number to the Company's Annual Report on Form 10-K for
         1990, and incorporated herein by reference.........................
   10.3  Resolutions relating to Amendment No. 2 to ARCO Chemical Company Annual
         Incentive Plan, as adopted July 17, 1990, effective September 1, 1990, filed as an Exhibit bearing the same number to the Company's Annual
         Report on Form 10-K for 1990, and incorporated herein by
         reference..........................................................
   10.4  Amendment and Restatement of ARCO Chemical Company Executive
         Supplementary Savings Plan, effective January 1, 1995, filed as an
         Exhibit bearing the same number, to the Company's Annual Report on
         Form 10-K for 1996, and incorporated herein by reference...........
   10.5  ARCO Chemical Company 1990 Long-Term Incentive Plan, restated as amended through July 20, 1995, filed as Exhibit 10.7 to the Company's
         Annual Report on Form 10-K for 1995, and incorporated herein by reference..........................................................
   10.6  Amendment No. 5 to the ARCO Chemical Company 1990 Long-Term Incentive
         Plan, filed as Exhibit 10 to the Company's Quarterly Report on Form
         10-Q for the quarterly period ended June 30, 1996, and incorporated herein by reference................................................
   10.7  Amendment No. 6 to the ARCO Chemical Company 1990 Long-Term Incentive
         Plan, filed as Exhibit 4 to the Company's Registration Statement on
         Form S-8 (No. 333-28473), filed on June 4, 1997, and incorporated herein by reference................................................
   10.8  Amendment No. 7 to the ARCO Chemical Company 1990 Long-Term Incentive
         Plan, filed as Exhibit 10.4 to the Company's Quarterly Report on Form
         10-Q for the quarterly period ended June 30, 1997, and incorporated herein by reference................................................

   10.9  ARCO Chemical Company Supplementary Executive Retirement Plan,
         effective October 1, 1990, filed as Exhibit 10.12 to the Company's
         Annual Report on Form 10-K for 1992, and incorporated herein by reference..........................................................
  10.10  Amendment No. 1 to the ARCO Chemical Company Supplementary Executive
         Retirement Plan, effective as of May 13, 1993......................
  10.11  ARCO Chemical Company Financial Counseling Policy, effective January 1,
         1988, filed as Exhibit 10.13 to the Company's Annual Report on Form
         10-K for 1993, and incorporated herein by reference................
  10.12  ARCO Chemical Company Executive Medical Insurance Plan (Summary Plan
         Description), effective January 1, 1988, filed as Exhibit 10.14 to the
         Company's Annual Report on Form 10-K for 1993, and incorporated herein by reference.......................................................
  10.13  ARCO Chemical Company Key Management Deferral Plan, effective October
         1, 1990, filed as Exhibit 10.19 to the Company's Annual Report on Form
         10-K for 1990, and incorporated herein by reference................
  10.14  Amendment No. 1 to the ARCO Chemical Company Key Management Deferral
         Plan, effective as of October 22, 1992, filed as Exhibit 10.14 to the
         Company's Annual Report on Form 10-K for 1995, and incorporated herein by reference.......................................................
  10.15  Amendment No. 2 to the ARCO Chemical Company Key Management Deferral
         Plan, effective as of January 1, 1997, filed as Exhibit 10.1 to the
         Company's Quarterly Report on Form 10-Q for the quarterly period ended
         March 31, 1997, and incorporated herein by reference...............
  10.16  ARCO Chemical Company Key Management Long-Term Disability Plan,
         effective October 1, 1990, filed as Exhibit 10.16 to the Company's
         Annual Report on Form 10-K for 1992, and incorporated herein by reference..........................................................
  10.17  Resolutions relating to ARCO Chemical Company Key Management Life
         Insurance Plan, as adopted July 17, 1990, effective August 1, 1990, filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K for
         1990, and incorporated herein by reference.........................
  10.18  ARCO Chemical Company Retirement Plan for Outside Directors, as amended and restated effective October 1, 1990, filed as Exhibit 10.18 to the
         Company's Annual Report on Form 10-K for 1992, and incorporated herein by reference.......................................................
  10.19  Amendment No. 1 to the ARCO Chemical Company Retirement Plan for
         Outside Directors, effective as of May 13, 1993....................
  10.20  ARCO Chemical Company Restricted Stock Plan for Outside Directors,
         filed as Exhibit 4 to the Company's Registration Statement on Form S-8
         (No. 333-36239), filed on September 24, 1997, and incorporated herein by reference.......................................................
  10.21  ARCO Chemical Company Deferral Plan for Outside Directors, effective
         October 1, 1990, filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for 1992, and incorporated herein by reference........
  10.22  Amendment No. 1 to the ARCO Chemical Company Deferral Plan for Outside
         Directors, effective as of October 22, 1992........................
  10.23  Amendment No. 2 to the ARCO Chemical Company Deferral Plan for Outside
         Directors, effective as of January 1, 1997, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997, and incorporated herein by reference.........
  10.24  Cross-Indemnification Agreement, dated as of June 1, 1987, between ARCO
         Chemical Company and Atlantic Richfield Company, filed as Exhibit
         10.2(a) to the Company's Registration Statement on Form S-1 (No.
         33-15930), filed on July 28, 1987, and incorporated herein by reference..........................................................

  10.25  Amendment No. 1 to Cross-Indemnification Agreement, dated as of June
         30, 1987, between ARCO Chemical Company and Atlantic Richfield Company,
         filed as Exhibit 10.2(b) to the Company's Registration Statement on
         Form S-1 (No. 33-15930), filed on July 28, 1987, and incorporated herein by reference................................................
  10.26  Amendment No. 2 to Cross-Indemnification Agreement, dated as of July 1,
         1987, between ARCO Chemical Company and Atlantic Richfield Company,
         filed as Exhibit 10.2(c) to Amendment No. 1 to the Company's
         Registration Statement on Form S-1 (No. 33-15930), filed on August 21,
         1987, and incorporated herein by reference.........................
  10.27  Amended and Restated Tax Sharing Agreement, effective as of January 1,
         1995, between ARCO Chemical Company and Atlantic Richfield Company,
         filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for
         the quarterly period ended June 30, 1995, and incorporated herein by reference..........................................................
  10.28  LPC/ACC Services Agreement, dated as of June 30, 1987, between ARCO
         Chemical Company and Lyondell Petrochemical Company, filed as Exhibit
         10.4 to the Company's Registration Statement on Form S-1 (No.
         33-15930), filed on July 28, 1987, and incorporated herein by reference..........................................................
  10.29  Services Agreement, dated as of July 18, 1987, between ARCO Chemical
         Company and Atlantic Richfield Company, filed as Exhibit 10.5 to the
         Company's Registration Statement on Form S-1 (No. 33-15930), filed on
         July 28, 1987, and incorporated herein by reference................
  10.30  Amendment No. 1 to Services Agreement, dated as of March 30, 1990, between ARCO Chemical Company and Atlantic Richfield Company, filed as
         Exhibit 10.29 to the Company's Annual Report on Form 10-K for 1990, and
         incorporated herein by reference...................................
  10.31  Shareholder Agreement, dated as of June 30, 1987, between ARCO Chemical
         Company and Atlantic Richfield Company, filed as Exhibit 10.6 to the
         Company's Registration Statement on Form S-1 (No. 33-15930), filed on
         July 28, 1987, and incorporated herein by reference................
  10.32  Form of ARCO Chemical Company Indemnity Agreement with officers and directors, filed as Exhibit 10.8 to the Company's Registration
         Statement on Form S-1 (No. 33-15930), filed on July 28, 1987, and incorporated herein by reference...................................

  12     Statement re computation of the ratio of earnings to fixed charges

  21     Subsidiaries of ARCO Chemical Company

  23     Consent of Independent Accountants

  24     Power of Attorney

  27     Financial Data Schedule