Form 10-Q
period 1998-03-31
ARCO CHEMICAL CO
filed 1998-04-29
CIK 819544

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                ---------------

                         COMMISSION FILE NUMBER 1-9678

                                ---------------


                             ARCO CHEMICAL COMPANY
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



          DELAWARE                                        51-0104393
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

        3801 WEST CHESTER PIKE                           (ZIP CODE)
     NEWTOWN SQUARE, PENNSYLVANIA                        19073-2387
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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

  NUMBER OF SHARES OF COMMON STOCK, $1.00 PAR VALUE, OUTSTANDING AS OF MARCH 31, 1998: 97,242,729.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I.  FINANCIAL INFORMATION

                ITEM 1.  ARCO CHEMICAL COMPANY AND SUBSIDIARIES
                 CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                       CONSOLIDATED STATEMENTS OF INCOME
                  (Millions of Dollars, Except Per Share Data)



                                                Three Months Ended
                                                     March 31,
                                                -------------------
                                                 1998       1997
                                                -------  ----------

Sales and other operating revenues               $ 934       $1,029
Costs and other operating expenses                 720          844
                                                 -----       ------
   Gross profit                                    214          185

Selling, general and administrative expenses        52           68
Research and development                            17           21
                                                 -----       ------
   Operating income                                145           96

Interest expense                                    18           22
Other (income) expense, net                         (8)           1
                                                 -----       ------
   Income before income taxes                      135           73

Provision for income taxes                          43           25
                                                 -----       ------

   Net income                                    $  92       $   48
                                                 =====       ======


Earnings per share:
  Basic                                          $ .95       $  .50
                                                 =====       ======
  Diluted                                        $ .95       $  .50
                                                 =====       ======

Cash dividends paid per share                    $ .70       $  .70
                                                 =====       ======

                            See accompanying notes.

                            See accompanying notes.
                             ARCO CHEMICAL COMPANY
                          CONSOLIDATED BALANCE SHEETS
                             (Millions of Dollars)


                                               March 31,  December 31,
                                                 1998        1997
                                                 ----        ----
                                     ASSETS


Current assets:
   Cash and cash equivalents                    $   39      $   29
   Accounts receivable, net                        614         612
   Inventories                                     467         484
   Prepaid expenses and other current assets        29          21
                                                ------      ------
      Total current assets                       1,149       1,146

Investments and long-term receivables               61          64
Property, plant and equipment, net               2,495       2,534
Deferred charges and other assets (net of
   accumulated amortization of $115 in 1998
   and $113 in 1997)                               364         372
                                                ------      ------

      Total assets                              $4,069      $4,116
                                                ======      ======


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable                                     $  110   $   98
   Long-term debt due within one year                    23       23
   Accounts payable                                     265      304
   Taxes payable                                         58       56
   Other accrued liabilities                            275      278
                                                     ------   ------
      Total current liabilities                         731      759
                                                     ------   ------

Long-term debt                                          773      792
Other liabilities and deferred credits                  225      215
Deferred income taxes                                   332      338
Minority interest                                       206      219

Stockholders' equity:
   Common stock                                         100      100
   Additional paid-in capital                           881      880
   Retained earnings                                    926      902
   Foreign currency translation                         (33)     (14)
   Treasury stock, at cost                              (72)     (75)
                                                     ------   ------
      Total stockholders' equity                      1,802    1,793
                                                     ------   ------

      Total liabilities and stockholders'  equity    $4,069   $4,116
                                                     ======   ======

                            See accompanying notes.

                             ARCO CHEMICAL COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Millions of Dollars)

                                                     Three Months Ended
                                                          March 31,
                                                     ------------------
                                                        1998    1997
                                                       ------  ------

Cash flows from operating activities
      Net income                                         $ 92   $  48
      Adjustments to reconcile net income to net cash
          provided by operating activities:
            Depreciation and amortization                  52      57
            Changes in working capital accounts           (40)    (37)
            Other                                          14      (2)
                                                         ----   -----

      Net cash provided by operating activities           118      66
                                                         ----   -----

  Cash flows from investment activities
      Capital expenditures                                (44)    (60)
      Proceeds from asset sales                             -      20
      Other                                                 4       5
                                                         ----   -----

      Net cash used in investment activities              (40)    (35)
                                                         ----   -----

Cash flows from financing activities
      Dividends paid                                      (68)    (68)
      Repayment of long-term debt                         (14)   (158)
      Proceeds from issuance of long-term debt              -     158
      Net proceeds from notes payable                      10      21
      Other                                                 4       4
                                                         ----   -----

      Net cash used in financing activities               (68)    (43)
                                                         ----   -----

Effect of exchange rate changes on cash                     -      (4)
                                                         ----   -----

Net increase in cash and cash equivalents                  10     (16)

Cash and cash equivalents at beginning of year             29      70
                                                         ----   -----

Cash and cash equivalents at end of period               $ 39   $  54
                                                         ====   =====

                            See accompanying notes.

                             ARCO CHEMICAL COMPANY
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Millions of Dollars)


                                             Three Months Ended
                                                 March 31,
                                            -------------------
                                             1998        1997
                                            -------     -------
Net income                                   $  92        $  48

Foreign currency translation, net of tax       (19)         (40)
                                             -----        -----

Comprehensive income                         $  73        $   8
                                             =====        =====

                            See accompanying notes.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


NOTE A.  BASIS OF PRESENTATION

         The foregoing financial information is unaudited and has been prepared from the records of ARCO Chemical Company (the Company). In the opinion of management, the financial information reflects all adjustments (consisting only of items of a normal recurring nature) necessary for a fair statement of financial position and results of operations in conformity with generally accepted accounting principles. Certain amounts in 1997 have been reclassified for comparative purposes. These interim financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 1997.


NOTE B.  GEOGRAPHIC INFORMATION

         The Company is an international manufacturer of intermediate chemicals and specialty chemical products, which it principally markets to other industrial concerns. The Company operates in one industry segment. The geographic distribution of the Company's markets is indicated by the table below. In addition to total revenues by origin (point of sale), the Company has also presented total revenues by destination (customer location). Intercompany sales between geographic areas are excluded.


                                 Three Months Ended
                                      March 31,
                                 ------------------
                                    1998      1997
                                  ------    ------
                                (Millions of Dollars)

Total revenues (by destination)
      United States                 $477    $  531
      Europe                         251       264
      Other foreign                  206       234
                                    ----    ------
            Total                   $934    $1,029
                                    ====    ======

Total revenues (by origin)
      United States                 $567    $  639
      Europe                         281       292
      Other foreign                   86        98
                                    ----    ------
            Total                   $934    $1,029
                                    ====    ======
Pretax earnings
      United States                 $136    $   91
      Europe                          15         2
      Other foreign                    2         2
      Interest expense               (18)      (22)
                                    ----    ------
            Total                   $135    $   73
                                    ====    ======


         Pretax earnings include royalty charges made to foreign operations for the use of Company technology.

NOTE C.    INVENTORIES

         Inventories at March 31, 1998 and December 31, 1997 comprised the following categories:

                                          1998  1997
                                          ----  ----
                                     (Millions of Dollars)

     Finished goods                       $329  $336
     Work-in-process                        51    45
     Raw materials                          44    58
     Materials and supplies                 43    45
                                          ----  ----

           Total                          $467  $484
                                          ====  ====


NOTE D.  PROPERTY, PLANT AND EQUIPMENT, NET

         Property, plant and equipment, at cost, and related accumulated depreciation at March 31, 1998 and December 31, 1997 were as follows:

                                          1998    1997
                                        ------  ------
                                    (Millions of Dollars)

     Property, plant and equipment      $4,124  $4,149
     Less:  accumulated depreciation     1,629   1,615
                                        ------  ------

           Total                        $2,495  $2,534
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

         At March 31, 1998, the Company's environmental liability totaled $43 million, which reflected the Company's latest assessment of potential future remediation costs associated with existing sites. A significant portion of the liability is related to the Beaver Valley plant site, located in Monaca,
Pennsylvania.   The Company sold the Beaver Valley plant assets to NOVA
Chemicals Inc. (NOVA) on September 30, 1996, but retained ownership of the land at the Beaver Valley plant site, substantial portions of which were leased to NOVA. On

October 20, 1997, the Company, Beazer East, Inc. (Beazer) and the Pennsylvania Department of Environmental Protection (PADEP) entered into a consent agreement that acknowledged the completion of remedial investigations and conditionally approved the proposed remediation methods at the Beaver Valley plant site, all pursuant to a 1994 work plan previously agreed to by the Company and PADEP. Following execution of the consent agreement, the Company transferred to NOVA title to the previously leased portions of the land at the Beaver Valley plant site. The Company continues to retain responsibility for remediation of the land. Final approval of the remediation methods is subject to PADEP's approval of risk assessment studies to be submitted by the Company in the near future. The Company has an agreement with Beazer whereby Beazer has agreed to pay for approximately 50 percent of the Beaver Valley plant site remediation costs. The Company and Beazer have reached an agreement with the U.S. government whereby the government will pay 28.5 percent of the costs incurred by the Company and Beazer for remediation of substantial portions of the Beaver Valley site.

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

         The Company relies upon remedial investigation/feasibility studies (RI/FS) at each site as a basis for estimating remediation costs at the site. The Company has completed RI/FS or preliminary assessments at most of its sites. However, selection of the remediation method and the cleanup standard to be applied are, in most cases, subject to approval by the appropriate government authority. Accordingly, the Company may have possible loss contingencies in excess of the amounts reserved to the extent the scope of remediation required, the final remediation method selected and the cleanup standard applied vary from the assumptions used in estimating the liability. The Company estimates that the upper range of these possible loss contingencies should not exceed the amount accrued by more than $65 million.

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

NOTE F.  EARNINGS PER SHARE

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share." SFAS No. 128 required companies to adopt its provisions in financial statements issued for periods ending after December 15, 1997 and required restatement of all prior earnings per share ("EPS") data presented. Basic EPS is based on the average number of common shares outstanding during each period. Diluted EPS includes the effect of outstanding stock options.

                                        Three Months Ended March 31,
                                           1998               1997
                                         --------           --------
                                     Shares     EPS     Shares     EPS
                                    --------  -------  --------  -------
                                    (Millions, except per share amounts)
  Earnings per Share:
      Basic.......................      97.2    $0.95      96.8    $0.50
      Dilutive effect of options..       0.1        -       0.1        -
                                        ----  -------      ----  -------
      Diluted.....................      97.3    $0.95      96.9    $0.50
                                        ====  =======      ====  =======


NOTE G.  SUPPLEMENTAL CASH FLOW INFORMATION

         Following is supplemental cash flow information for the three months ended March 31, 1998 and 1997:

                                                            1998      1997
                                                           ------    ------
                                                          (Millions of Dollars)
Changes in working capital-increase (decrease) in cash:
      Accounts receivable                                    $(13)     $(48)
      Inventories                                              13        (6)
      Prepaid expense and other current assets                 (9)      (11)
      Accounts payable                                        (33)        1
      Taxes payable                                             3        16
      Other accrued liabilities                                (1)       11
                                                             ----      ----
      Changes in working capital accounts                    $(40)     $(37)
                                                             ====      ====

      The above changes exclude the effects of foreign exchange rate changes.

Cash paid during the period for:
      Interest (net of amount capitalized)                   $ 16      $ 17
                                                             ====      ====
      Income taxes                                           $ 20   $     -
                                                             ====   =======

NOTE H.  RESTRUCTURING PROGRAM

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

         Personnel costs included severance, pension enhancements, and other ancillary costs for the reduction of approximately 630 employees worldwide in manufacturing, commercial, research, and administrative activities. Severance payments and other ancillary costs, which will be paid from Company funds, accounted for $54 million of the accrued liability. Certain of these payments can be deferred at the election of employees, and the Company estimates that such payments will take place over the next two to three years. Exit costs included costs of canceling long-term contracts and leases related to certain production, sales and administrative facilities, including $7 million related to the write down of production assets. Through March 31, 1998, approximately 380 employees have been terminated and approximately $19 million of severance and ancillary costs have been paid out and charged against the accrued liability. There were no payments of exit costs.


NOTE I.  COMPREHENSIVE INCOME

          In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which requires prominent disclosure of comprehensive income, as defined, including comparative disclosure in interim financial statements.

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

         Net income for the first quarter 1998 was $92 million compared with $48 million in the first quarter 1997. The $44 million improvement was primarily attributable to higher core product volumes and the Company's cost reduction program. First quarter 1998 core product margins also improved as lower feedstock costs were only partly offset by lower sales prices.


                             RESULTS OF OPERATIONS

PRODUCT VOLUMES

         Sales and other operating revenues included the sales and processing volumes of the Company's core products and co-products for the first quarter 1998 and 1997 as set forth below. Core products included PO, PO derivatives, and TDI.

                                             1998    1997
                                            -----   -----
                                             (Millions)

     Core products (pounds)                 1,071   1,002
     Co-products:
       SM (pounds)                            699     708
       TBA and derivatives (gallons)          250     260

       The reported SM volumes included quantities processed for PO/SM II equity partners (SM equity volumes) under long-term processing arrangements. The SM equity volumes were 216 million and 200 million pounds in the 1998 and 1997 periods, respectively.


REVENUES

         Revenues of $934 million in the first quarter 1998 decreased nine percent compared to revenues of $1,029 million in the first quarter 1997, reflecting lower average sales prices and lower co-product volumes, partly offset by higher core product volumes. Average sales prices were generally lower in 1998, reflecting a combination of lower feedstock costs, ongoing competition in PO derivatives and TDI markets, the negative effects of a stronger U.S. dollar on foreign sales, lower prices in Asian markets, and lower prices for co-products,

MTBE and SM. MTBE prices were affected by significantly lower gasoline prices in the 1998 period, while SM prices were affected by industry capacity increases in the face of weaker demand, primarily in Asia. Core product volumes increased seven percent in the first quarter 1998 versus the prior year period, reflecting higher PO volumes and stronger demand for certain PO derivatives in the United States and Western Europe, partly offset by lower volumes in Asian markets. Weaker demand in Asian markets also affected SM export volumes. As a result, total SM volumes declined slightly versus the 1997 period. TBA and derivatives volumes decreased four percent, mainly due to lower contractual MTBE sales.


GROSS PROFIT

         Gross profit of $214 million in the first quarter 1998 increased $29 million compared to gross profit of $185 million in the 1997 first quarter, primarily due to higher core product volumes and, to a lesser extent, fixed cost reductions. First quarter 1998 core product margins also improved as feedstock costs decreased more than sales prices. However, a significant portion of the margin improvement in core products was offset by margin decreases in co-products. Gross profit as a percent of sales increased to 22.9 percent in the first quarter 1998 compared to 18.0 percent in the 1997 period.


OTHER

         In total, selling, general and administrative and research and development expense decreased $20 million, primarily due to the Company's cost reduction program. Other income of $8 million in 1998 compared to expense of $1 million in 1997. The $9 million improvement is primarily due to lower foreign exchange losses in the 1998 period.



                              FINANCIAL CONDITION


LIQUIDITY AND CAPITAL RESOURCES


         As of March 31, 1998, the Company had $39 million in cash and cash equivalents compared with $29 million at December 31, 1997. The Consolidated Statement of Cash Flows for the quarter ended March 31, 1998 shows that net cash flows provided by operating activities were $118 million, whereas net cash flows used by investment and financing activities were $40 million and $68 million, respectively.

          Investment activities for the first quarter 1998 included capital expenditures of $44 million. On March 2, 1998, the Company's Board of Directors gave approval to move forward with a new world-scale butanediol (BDO II) plant in Rotterdam, the Netherlands, with an annual capacity of 250 million pounds. The BDO II plant, in addition to the new PO 11 PO/SM plant in Rotterdam and a number of capacity additions at existing facilities, are part of the Company's five-year capacity expansion program. The Company has revised estimates of the cost of its five-year capital program from $2.3 billion to $2.0 billion, reflecting expected cost savings and efficiencies in the execution of the program.

          Financing activities for the first quarter 1998 included the payment of a dividend of $.70 per share, totaling $68 million. On April 16, 1998, the Board of Directors declared a dividend of $.70 per share on the Company's common stock, payable June 5, 1998.

          In April 1998, the Company entered into foreign currency forward and "zero-cost" range forward option contracts, with maturities ranging from 1998 through 2001, in order to minimize its foreign exchange exposure relating to the planned BDO II plant construction in Rotterdam, the Netherlands. The total notional amount of foreign currency contracts outstanding, including such contracts, is approximately $580 million. The hypothetical loss in future cash flows of these new derivative instruments as of the date of their acquisition, assuming a hypothetical change of 10 percent versus the contractual exchange rates, was $17 million. Sensitivity analysis was used for this purpose, and assumed strengthening of the U.S. dollar versus the Netherlands guilder.

          The Company maintains a credit agreement under which it can borrow amounts up to $500 million. At March 31, 1998, the Company had no outstanding borrowing against the credit agreement, which is used to back up the Company's commercial paper borrowing.

          It is expected that future cash requirements for capital expenditures, dividends and debt repayments will be met by cash generated from operating activities and additional borrowing.


FINANCIAL ACCOUNTING STANDARDS NOT YET ADOPTED

          In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." The statement will be effective for the Company's 1998 annual financial statements. SFAS No. 131 established standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers. SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." The Company currently reports one segment under SFAS No. 14 guidelines. It is still reviewing the impact SFAS No. 131 will have on its reportable operating segments. SFAS No. 131 affects disclosure only and will not affect reported earnings, cash flow or financial position.

          In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 establishes criteria for determining which costs of developing or obtaining internal-use computer software should be charged to expense and which should be capitalized. In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires costs of start-up activities and organization
costs to be charged to expense as incurred.   SOP 98-1 and 98-5 will affect the
Company beginning in calendar year 1999; the Company does not plan to adopt them earlier. The Company does not anticipate that adoption of the new SOPs will have a material effect on its consolidated financial statements.

                          PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         Reference is made to the disclosures on page 9 of the Company's 1997 Annual Report on Form 10-K.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

   10.1 ARCO Chemical Company 1998 Long-Term Incentive Plan, effective as of February 19, 1998.

   10.2 ARCO Chemical Company Change of Control Plan, effective as of February 19, 1998.

   12    Computation of the Ratio of Earnings to Fixed Charges

   27    Financial Data Schedule for the three months ended March 31, 1998.



(b)  Reports on Form 8-K:

   None.

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       ARCO CHEMICAL COMPANY
                                            (Registrant)


                                       /s/ Van Billet
                                       ------------------------------------
                                                   (Signature)

                                       Van Billet
                                       Vice President
                                       and Controller
                                       (Duly Authorized Officer and
                                       Chief Accounting Officer)

Dated: April 29, 1998

                                 EXHIBIT INDEX



Exhibit
Number                           Description
-------                          -----------

 10.1 ARCO Chemical Company 1998 Long-Term Incentive Plan, effective as of February 19, 1998.

 10.2 ARCO Chemical Company Change of Control Plan, effective as of February 19, 1998.

 12         Computation of the Ratio of Earnings to Fixed Charges

 27         Financial Data Schedule for the three months ended
            March 31, 1998.