Form 10-K405/A
period 1997-12-31
ARCO CHEMICAL CO
filed 1998-05-14
CIK 819544

                                     1997

                                  FORM 10-K/A
                                AMENDMENT NO. 1
                               ----------------

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

The undersigned hereby amends the following items and exhibits of its Annual Report on Form 10-K for the fiscal year ended December 31, 1997 as follows:

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K.

3.  Exhibits:

    24.2 Power of Attorney.

    27.1 Financial Data Schedule for the fiscal year ended December 31, 1997.

    27.2 Restated Financial Data Schedule for the fiscal year ended December 31, 1996.

    27.3 Restated Financial Data Schedule for the quarterly period ended September 30, 1996.

    27.4 Restated Financial Data Schedule for the quarterly period ended June 30, 1996.

    27.5 Restated Financial Data Schedule for the fiscal year ended December 31, 1995.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, in Newtown Square, Commonwealth of Pennsylvania, on May 14, 1998.

                                          ARCO Chemical Company

                                                MARVIN O. SCHLANGER
                                          By: _________________________________
                                                  Marvin O. Schlanger
                                               President and Chief Executive
                                                          Officer

                               ----------------

  Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

              SIGNATURE                        TITLE                 DATE
                                          Chairman of the
        ANTHONY G. FERNANDES*           Board and Director
-------------------------------------
        Anthony G. Fernandes

           ALAN R. HIRSIG*                 Vice Chairman
-------------------------------------       and Director
           Alan R. Hirsig

        MARVIN O. SCHLANGER              President, Chief
-------------------------------------    Executive Officer
         Marvin O. Schlanger               and Director

         WALTER J. TUSINSKI*                Senior Vice
-------------------------------------    President, Chief
         Walter J. Tusinski              Financial Officer
                                           and Director

          WALTER F. BERAN*
-------------------------------------        Director
           Walter F. Beran


          MARK L. HAZELWOOD*
-------------------------------------        Director
          Mark L. Hazelwood


          JOHN H. KELLY*                     Director
-------------------------------------
          John H. Kelly


          MARIE L. KNOWLES*                  Director
-------------------------------------                            May 14, 1998
          Marie L. Knowles

         JAMES A. MIDDLETON*                 Director
-------------------------------------
         James A. Middleton

           STEPHEN R. MUT*
-------------------------------------        Director
           Stephen R. Mut


            FRANK SAVAGE*                    Director
-------------------------------------
            Frank Savage


        DONALD R. VOELTE, JR.*               Director
-------------------------------------
        Donald R. Voelte, Jr.

             VAN BILLET                 Vice President and
-------------------------------------       Controller
             Van Billet                     (principal
                                        accounting officer)

             VAN BILLET
*By: ________________________________
             Van Billet
         (Attorney in fact)

                               INDEX TO EXHIBITS

24.2  Power of Attorney.

27.1  Financial Data Schedule for the fiscal year ended December 31, 1997.

27.2  Restated Financial Data Schedule for the fiscal year ended December 31.
      1996.

27.3 Restated Financial Data Schedule for the quarterly period ended September 30, 1996.

27.4 Restated Financial Data Schedule for the quarterly period ended June 30, 1996.

27.5  Restated Financial Data Schedule for the fiscal year ended December 31,
      1995.